Form 10-K405
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1995-03-29
CIK 799824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                 (Fee Required)

                 For the fiscal year ended:  December 31, 1994
                                       or
                  ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                               (No Fee Required)

                        Commission file number:  0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                          13-3365950
       ----------------------------------          ------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

                    c/o  ML Futures Investment Partners Inc.
                        Merrill Lynch World Headquarters
                             World Financial Center
                 South Tower, 6th Fl., New York, NY  10080-6106
                 ----------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-4161
                                                           --------------

         Securities registered pursuant
         to Section 12(b) of the Act:     None

         Securities registered pursuant
         to Section 12(g) of the Act:     Limited Partnership Units
                                          -------------------------
                                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X         No
                                          ---          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                              [X]

The registrant is a limited partnership and, accordingly, has no voting stock held by nonaffiliates or otherwise.

                      Documents Incorporated By Reference
The registrant's "1994 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1994, and the registrant's Prospectus dated October 27, 1986 are hereby incorporated by reference into Parts II and IV, respectively, of this Form 10-K.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                      Annual Report for 1994 on Form 10-K

                               Table of Contents
                               -----------------


                                    PART I
                                    ------
                                                                   PAGE
                                                                   ----

Item 1.       Business                                               1

Item 2.       Properties                                             3

Item 3.       Legal Proceedings                                      3

Item 4.       Submission of Matters to a Vote of Security Holders    3

                                    PART II
                                    -------

Item 5.       Market for Registrant's Common
              Equity and Related Stockholder Matters                 3

Item 6.       Selected Financial Data                                4

Item 7.       Management's Discussion and Analysis
              of Financial Condition and Results of Operations       4

Item 8.       Financial Statements and Supplementary Data           10

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                   10

                                   PART III
                                   --------

Item 10.      Directors and Executive Officers of the Registrant    11

Item 11.      Executive Compensation                                13

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management                                        13

Item 13.      Certain Relationships and Related Transactions        13

                                    PART IV
                                    -------

Item 14.      Exhibits, Financial Statement
              Schedules and Reports on Form 8-K                     15


                                    PART I
                                    ------

Item 1:   Business
          --------

          (a) General Development of Business:
              -------------------------------

          The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986. Its initial public offering of units of limited partnership interest ("Units") commenced on October 27, 1986, and the Partnership began commodity futures, forwards and options trading on January 2, 1987 through a Joint Venture (the "Joint Venture") with and under the direction of Millburn Ridgefield Corporation ("Millburn Ridgefield" or the "Trading Manager"). Millburn Ridgefield is a Delaware corporation registered with the Commodity Futures Trading Commission ("CFTC") as a commodity trading advisor, commodity pool operator and futures commission merchant. The Partnership, through the Joint Venture, engages in the speculative trading of commodity futures, forward and options contracts on currencies, financial instruments, stock indices, metals, and energy and agricultural products.

          From its inception through January 30, 1990, the Partnership's general partner was Merrill Lynch Options/Futures Management Inc. Merrill Lynch Options/Futures Management Inc. changed its name on January 30, 1990 to ML Futures Investment Partners Inc. References herein to the "General Partner" are to Merrill Lynch Options/Futures Management Inc. for the period prior to January 30, 1990 and to ML Futures Investment Partners Inc. ("MLFIP") for the period on or after January 30, 1990. The General Partner is currently a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Joint Venture's commodity broker is Merrill Lynch Futures Inc., (the "Commodity Broker" or "MLF"), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.

          The General Partner has invested 1% of the total contributions of the Partnership as a General Partner and must maintain this balance as long as it remains General Partner of the Partnership.

          (b) Financial Information about Industry Segments:
              ---------------------------------------------

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

          (c) Narrative Description of Business:
              ---------------------------------

          The Joint Venture Agreement between the Partnership and the Trading Manager may be terminated by the General Partner, acting on behalf of the Partnership, under certain circumstances involving, for example, substantial losses or changes in control of the Trading Manager. The termination of the Joint Venture Agreement would not terminate the Partnership, but would require the General Partner to make other advisory arrangements for the Partnership. The Joint Venture Agreement has been renewed for an additional twelve-month period and shall terminate on December 31, 1995 unless further renewed.

          The Partnership is a speculative commodity pool and, as such, the success of its operations depends entirely upon the profitability of its trading as directed by the trading advisor or advisors in charge of managing the Partnership's assets from time to time. Since the Partnership's inception, the Trading Manager has served in this capacity.

          The Trading Manager's trading method is proprietary and confidential. This method is technical and systematic in nature and is subject to ongoing development and adjustment. The Trading Manager also applies certain money management principles, including limiting trading to markets which it believes to be adequately liquid, diversifying positions among various different futures and forward contracts, and limiting the percentage of assets committed to margin at any one time, generally to within 15% to 45% of overall net assets.

          Although the Trading Manager's method is primarily systematic, it involves the exercise of judgment by its personnel on such matters as which markets to trade, the size of positions to be taken and the techniques used for executing trades. In addition, the Trading Manager may engage in "spread and straddle" trading which may or may not involve the technical trend analysis basic to the Trading Manager's systematic method.

          In connection with trading in foreign currency contracts, the Joint Venture contracts with a bank or dealer to make or take future delivery of a specified lot of a particular currency for the Joint Venture's account. Such forward contracting may involve somewhat less protection against defaults than trading on domestic commodity exchanges as these contracts are not regulated by the CFTC and are not guaranteed by an exchange or its clearinghouse. Consequently, the failure of Merrill Lynch International Bank ("MLIB"), or any other bank with whom the Joint Venture has forward contracted, would likely result in a default.

          The Trading Manager also engages in trading on commodity exchanges outside the United States on behalf of the Joint Venture. Trading on such exchanges is not regulated by any United States government agency and may involve certain risks not applicable to trading on United States exchanges. Furthermore, as the Joint Venture determines its Net Asset Value in United States dollars, with respect to trading on foreign markets the Joint Venture is subject to the risk of fluctuations in the exchange rate between the local currency and dollars and to the possibility of exchange controls.

          The General Partner, the Trading Manager and Merrill Lynch Futures Inc. are each subject to regulation by the CFTC and National Futures Association. Other than in respect of its initial public offering and period reporting requirements, the Partnership is generally not subject to regulation by the Securities and Exchange Commission.

          (i) through (xii) -- not applicable.

          (xiii) The Partnership has no employees.

          (d) Financial Information about Foreign and Domestic Operations Export
              ------------------------------------------------------------------
Sales:
-----

          The Partnership does not engage in material operations in foreign countries (although it does trade on certain foreign exchanges), nor is a material portion of the Partnership's revenues derived from customers in foreign countries.

Item 2:  Properties
         ----------

         The Partnership does not use any physical properties in the conduct of its business.

         The Partnership's principal place of business is the principal place of business of the General Partner (see Item 10 herein), and the principal place of business of the Joint Venture, through which the Partnership trades, is in Ridgefield, Connecticut. The General Partner performs all administrative services for the Partnership from its offices.

Item 3:  Legal Proceedings
         -----------------

         The General Partner is not aware of any pending legal proceedings to which the Partnership or the Joint Venture is a party.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Partnership has never submitted any matters to a vote of its Limited Partners.


                                 PART II
                                 -------

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         (a)  Market Information:
              ------------------

              There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value.

         (b)  Holders:
              -------

              As of December 31, 1994, there were 506 holders of Units, including the General Partner.

         (c)  Dividends:
              ---------

              The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any such distributions in the future.

Item 6:  Selected Financial Data
         -----------------------

         The following is a summary of selected consolidated financial data of the Partnership:



                                      Year Ended     Year Ended    Year Ended     Year Ended     Year Ended
                                     December 31,   December 31,  December 31,   December 31,   December 31,
                                         1994           1993          1992           1991           1990
                                     ------------   ------------  ------------   ------------   ------------
Revenues:
  Realized gain (loss)                 $2,206,016     $  369,871   $ 3,222,430    $  (602,041)   $7, 889,956
  Change in unrealized
    (loss) gain                          (891,323)     1,010,906    (1,250,488)     1,042,707       (664,191)
  Interest income                         290,482        216,417       266,889        516,060        938,810
                                       ----------     ----------   -----------    -----------    -----------
       Total revenue                    1,605,175      1,597,194     2,238,831        956,726      8,164,575

Expenses:
   Brokerage commissions                1,056,436      1,196,550     1,239,484      1,383,678      1,803,295
   Allocation of new profit share         119,420         83,410       187,260            -0-      1,132,217
                                       ----------     ----------   -----------    -----------    -----------
       Total Expenses                   1,175,856      1,279,960     1,426,744      1,383,678      2,935,512
                                       ----------     ----------   -----------    -----------    -----------

Net income (loss)                      $  429,319     $  317,234   $   812,087    $  (426,952)   $ 5,229,063
                                       ==========     ==========   ===========    ===========    ===========


Total assets                           $9,155,701     $9,936,486   $10,627,856    $11,496,970    $15,124,482
Total partners' capital                $8,863,340     $9,610,371   $10,291,312    $11,233,427    $13,613,793
Net Asset Value per Unit                  $195.94        $185.64       $179.60        $164.41        $167.42


Item 7:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           --------------------

           Operational Overview:
           --------------------

           Due to the nature of the Fund's business, its results of operations depend on the Trading Manager's ability to recognize and capitalize on trends or other profitable opportunities in futures and forward contracts and related options in different sectors of the world commodity markets. However, the Trading Manager's methods are confidential, therefore, the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike many businesses, general economic or seasonal conditions will not necessarily affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results.

           Liquidity:
           ---------

           From January 1, 1990 to April 30, 1990, substantially all of the Joint Venture's assets were held in U.S. Treasury bills, which were used to margin its futures positions and were liquidated, as necessary, to pay trading losses when incurred. The Partnership has entered into an arrangement with Merrill Lynch Futures Inc. regarding the maintenance of the Partnership's assets, which eliminates the interest loss resulting from being unable to invest 100% of the Partnership's available assets in U.S. Treasury bills. Under the arrangement, the Partnership's assets are ordinarily deposited in cash accounts rather than invested in U.S. Treasury bills and Merrill Lynch Futures Inc. credits the Partnership with interest as if 100% of its cash assets were continuously invested in 91-day U.S. Treasury bills. As a result, the Partnership is able to earn a yield on all of its available assets. In the event that the

Partnership's assets are deposited as initial margin at an exchange clearinghouse, such assets will be invested in U.S. Treasury bills, and any interest earned on such Treasury bills will be paid to the Partnership.

      In respect of its trading on foreign exchanges, the Fund may deposit margin in the form of short-term sovereign debt instruments issued by the country where such exchange is located.

      The futures contracts in which the Joint Venture trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as "daily limits." During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Joint Venture from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to exorbitant spreads between "bid" and "ask" prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

      Capital Resources:
      -----------------

      The Fund does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Fund's use of assets is solely to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees. Due to the nature of the Fund's business, substantially all its assets will be represented by either cash or futures or forward contract positions. Inflation is not a significant factor in the Fund's profitability, although inflationary cycles give rise to the type of major price movements which can have a material impact on the Fund's profitability.

      1994:
      ----

      Total consolidated assets of the Partnership and consolidated partners' capital at December 31, 1994 were $9,155,701 and $8,863,340, respectively. The Partnership permits Units to be redeemed on a monthly basis. During 1994, 6,535 Units were redeemed for an aggregate redemption value of $1,176,350.

      1993:
      ----

      Total consolidated assets of the Partnership and consolidated partners' capital at December 31, 1993 were $9,936,486 and $9,610,371, respectively. During 1993, 5,531 Units were redeemed for an aggregated redemption value of $998,175.

      1992:
      ----

      Total consolidated assets of the Partnership and consolidated partners' capital at December 31, 1992 were $10,627,856 and $10,291,312, respectively. During 1992, 11,025 Units were redeemed for an aggregated redemption value of $1,754,202.

      Results of Operations - General:
      -------------------------------

      Throughout 1994, several of the traditional commodity markets presented unusual profit opportunities which were offset by a very difficult trading environment in the global bond and currency markets. For example, while commodity markets such as coffee, corn and copper experienced dramatic moves, the determination of the U.S. Federal Reserve to combat inflation by raising interest rates exacerbated the decline in the U.S. bond market, and a weakened U.S. dollar resulted in market volatility and uncertainty.

      As 1993 drew to a close many research analysts stated that it was a constructive year for commodities from both a price performance and volume perspective. For the first time in a long while, strong profit opportunities were witnessed in the agricultural and metals markets, while the financial instruments and currency markets, that have historically generated profitable trends, continued to do so. 1992, however, was a difficult year as choppy markets were characterized by a lack of any sustained trends.

      Unlike many businesses, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date. In general, markets in which sustained price trends occur with some frequency tend to be favorable to managed futures investments, but this is not always the case. It is impossible to predict when trending markets will occur and the Trading Manager is affected differently by trends in general and particular types of trends. Consequently, the results of operations of the Fund are difficult to discuss other than in terms of how it has performed in the past.

      Monthly Performance:
      -------------------

      Fiscal 1994 was the Partnership's seventh year of operation.

      At December 31, 1994, the Net Asset Value per Unit was $195.94, a 5.55% increase from the Net Asset Value per Unit of $185.64 at December 31, 1993.

      During January 1994, the Fund's Net Asset Value decreased 7.9%, as trading profits generated in the energy and metals sectors were offset by trading losses in the currencies, interest rates, agriculture and stock indices sectors.

      During February 1994, the Fund's Net Asset Value decreased 1.6%, as trading profits generated in the interest rates, agriculture, stock indices and metals sectors were offset by trading losses in the currencies and energy sectors.

      During March 1994, the Fund's Net Asset Value increased 6.7%, as trading profits generated in the interest rates, currencies, stock index and agriculture sectors were offset by trading losses in the energy and metals sectors.

      During April 1994, the Fund's Net Asset Value decreased 2.6%, as trading profits generated in the interest rates sector were offset by trading losses in the currencies, metals, agriculture, stock indices and energy sectors.

      During May 1994, the Fund's Net Asset Value increased 4.4%, as trading profits generated in the agriculture, metals, energy, interest rates and stock indices sectors were offset by trading losses in the currencies sector.

      During June 1994, the Fund's Net Asset Value increased 5.1%, as trading profits generated in the currencies, metals and energy sectors were offset by trading losses in the interest rates and agriculture sectors.

      During July 1994, the Fund's Net Asset Value decreased 3.0%, as trading profits generated in the energy and metals sectors were offset by trading losses in the interest rates, currencies, stock indices and agriculture sectors.

      During August 1994, the Fund's Net Asset Value decreased 6.2%, as trading profits generated in the energy sector were offset by trading losses in the currencies, interest rates, agriculture and stock indices sectors.

      During September 1994, the Fund's Net Asset Value increased 3.1%, as trading profits were generated in all sectors of the Fund: currencies, stock indices, energy, agriculture, interest rates and metals.

      During October 1994, the Fund's Net Asset Value increased 2.4%, as trading profits generated in the currencies and metals sectors were offset by trading losses in the interest rates, energy, stock indices and agriculture sectors.

      During November 1994, the Fund's Net Asset Value increased 4.4%, as trading profits generated in the agriculture, metals, interest rates, stock indices and metals sectors were offset by trading losses in the currency sector.

      During December 1994, the Fund's Net Asset Value increased 9.4%, as trading profits generated in the metals, interest rates, agriculture and energy sectors were offset by trading losses in the currencies and stock indices sectors.

      The Partnership's overall operations were profitable in 1994 as gross trading gains of $1,314,693, after operating expenses of $1,175,856 (composed of brokerage commissions of $1,056,436 and profit shares of $119,420) and interest income of $290,482, resulted in net income of $429,319.

      During the 12 months of 1994, the Fund experienced seven profitable months and five unprofitable months of trading operations.

      The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $195.94 as of December 31, 1994.

      Fiscal 1993 was the Partnership's seventh year of operation.

      At December 31, 1993, the Net Asset Value per Unit was $185.64, a 3.36% increase from the Net Asset Value per Unit of $179.60 at December 31, 1992.

      During January 1993, the Fund's Net Asset Value declined 3.1%, as trading profits generated in the interest rates sector were offset by trading losses in the energy and currency sectors.

      During February 1993, the Fund's Net Asset Value increased by 5.1%, as trading profits generated in the interest rates sector were offset by narrowly unprofitable trading losses in the stock indices and energy sectors.

      During March 1993, the Fund's Net Asset Value decreased less than 1%, as trading profits generated in the sugar, energy and stock indices sectors were offset by trading losses in grains and interest rates.

      During April 1993, the Fund's Net Asset Value increased 5.2%, as trading profits generated in the currencies and metals sectors were offset by narrowly unprofitable trading losses in the interest rates and agriculture sectors.

      During May 1993, the Fund's Net Asset Value decreased 2.3%, as trading profits generated in the metals sector were offset by trading losses in the interest rates, energy, currencies, agriculture and stock indices sectors.

      During June 1993, the Fund's Net Asset Value decreased 3.2%, as trading profits generated in the energy and interest rates sectors were offset by trading losses in the currencies, stock indices and metals sectors.

      During July 1993, the Fund's Net Asset Value increased 4.3%, as trading profits generated in the currencies, agriculture, interest rate, metals and energy sectors were offset by essentially flat trading results in the stock indices sectors.

      During August 1993, the Net Asset Value of the Fund decreased 8.2%, as trading profits generated in the interest rates and stock indices sectors were offset by trading losses in the currency, metals, energy and agriculture sectors.

      During September 1993, the Net Asset Value of the Fund increased slightly as trading profits from the currencies, interest rates and metal sectors were offset by trading losses in the energy and agriculture sectors.

      During October 1993, the Net Asset Value of the Fund decreased 1.8%, as trading profits generated in the interest rates, stock indices and energy sectors were offset by trading losses in the currencies, metals and agriculture sectors.

      During November 1993, the Net Asset Value of the Fund increased 1.2%, as trading profits generated in the stock indices, energy and interest rate sectors were offset by trading losses in the metals and currencies sectors.

      During December 1993, the Net Asset Value of the Fund increased 7.7%, as trading profits were generated in all sectors of the Fund: interest rates, currencies, metals, energy, agriculture and stock indices.

      The Partnership's overall operations were profitable in 1993 as gross trading gains of $1,380,777, after operating expenses of $1,279,960 (composed of brokerage commissions of $1,196,550 and profit shares of $83,410) and interest income of $216,417, resulted in net income of $317,234.

      During the 12 months of 1993, the Fund experienced six profitable months and six unprofitable months of trading operations.

      The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $185.64 as of December 31, 1993.

      Fiscal 1992 was the Partnership's sixth year of operation.

      At December 31, 1992, the Net Asset Value per Unit was $179.60, a 9.24% increase from the Net Asset Value per Unit of $164.41 at December 31, 1991.

      During January 1992, the Fund's Net Asset Value decreased 9.3 %, as trading losses were experienced in the energy, currencies, interest rates, energy, stock indices and agriculture sectors.

      During February 1992, the Fund's Net Asset Value decreased 2.0%, as trading profits generated in the metals, agriculture and stock indices sectors were offset by trading losses in the currencies, interest rates and energy sectors.

      During March 1992, the Fund's Net Asset Value decreased 1.2%, as trading profits generated in the interest rates sector were offset by trading losses in the agriculture sector.

      During April 1992, the Fund's Net Asset Value decreased 1.1%, as trading profits generated in the energy, agriculture, metals and stock indices sectors were offset by trading losses in the interest rates and currencies sectors.

      During May 1992, the Fund's Net Asset Value remained essentially flat, as trading profits generated in the currencies and energy sectors were offset by trading losses in the interest rates, metals, agriculture and stock indices sectors.

      During June 1992, the Fund's Net Asset Value increased 13.7%, as significant trading profits were generated in the currencies sector.

      During July 1992, the Fund's Net Asset Value increased 8.1%, as significant trading profits were generated in the currencies, interest rates and metals sectors.

      During August 1992, the Net Asset Value of the Fund increased by 6.4%, as significant trading profits were generated in the currencies sector.

      During September 1992, the Net Asset Value of the Fund decreased less than 1%, as trading profits from the energy and metals sectors were offset by trading losses in the interest rates, stock index and agriculture sectors.

      During October 1992, the Net Asset Value of the Fund decreased 4.0%, as trading profits generated in the metals and agriculture sectors were offset by trading losses in the currencies, energy and interest rates sectors.

      During November 1992, the Net Asset Value of the Fund increased 1.9%, as trading profits generated in the currency and energy sectors were offset by trading losses in the interest rates, stock indices, metals and agriculture sectors.

      During December 1992, the Net Asset Value of the Fund decreased 1.3%, as trading profits in the metals and currencies sectors were offset by trading losses in the interest rates and stock indices sectors.

      The Partnership's overall operations were profitable in 1992 as gross trading gains of $1,971,942, after operating expenses of $1,426,744 (composed of brokerage commissions of $1,239,484 and profit shares of $187,260) and interest income of $266,889, resulted in net income of $812,087.

      During the 12 months of 1992, the Fund experienced four profitable months and seven unprofitable months and one flat month of trading operations.

      The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $179.60 as of December 31, 1992.

      MLFIP anticipates that the Fund will from time to time undergo unprofitable cycles of comparable, or perhaps even longer, duration, as it has since the inception of trading and that doing so is not necessarily inconsistent with the Fund ultimately achieving its long-term goals.

Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

      The financial statements required by this Item are included on pages E-1 through E-9.

      The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable.

Item 9:  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

      There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                 PART III
                                 --------

Item 10: Directors and Executive Officers of the Registrant
         --------------------------------------------------

 (a,b)   Identification of Directors and Executive Officers:
         --------------------------------------------------

         As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made on behalf of the Partnership, through the Joint Venture, by the Trading Manager.

         ML Futures Investment Partners Inc., a Delaware corporation, was organized in 1986 in order to serve as the general partner of commodity pools for which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as selling agent. The principal offices of the General Partner are located at Merrill Lynch World Headquarters, 6th Floor, South Tower, World Financial Center, New York, New York 10080-6106; telephone (212) 236-4161.

        The directors and officers of the General Partner, and their titles as of December 31, 1994, are as follows:

        Joseph A. Boccuzzi    Chairman, Chief Executive Officer and Director
        John R. Frawley, Jr.  President, Chief Operating Officer and Director
        James M. Bernard      Chief Financial Officer, Treasurer, and Vice
                                President
        William T. Maitland   Secretary and Director
        Allen N. Jones        Director

        Joseph A. Boccuzzi was born in 1945. Mr. Boccuzzi is the Chairman, Chief Executive Officer and a Director of the General Partner. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1972 and has served in various marketing and sales positions with the firm in options, futures and equity products. Mr. Boccuzzi currently serves on several options and futures advisory committees for the commodity and securities industry and for various exchanges. He holds a Bachelor of Science degree in finance from Rider College.

        John R. Frawley, Jr. was born in 1943. Mr. Frawley is President, Chief Operating Officer and a Director of MLFIP. He joined Merrill Lynch, Pierce, Fenner & Smith in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Since its formation in 1990, Mr. Frawley has served on the CFTC's Regulatory Coordination Advisory Committee. In January 1995, Mr. Frawley was elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is also currently a Director of the Managed Futures Association.

        James M. Bernard was born in 1950. Mr. Bernard is Vice-President, Treasurer and Chief Financial Officer of the General Partner. He joined Merrill Lynch Futures Inc. in 1983. Prior to such time, he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor in Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and Master of Business Administration degree from Fordham University.

        William T. Maitland was born in 1949. From its inception in August 1986 through June 1, 1988, Mr. Maitland was the Secretary and a Director of the General Partner and, on August 15, 1992, he once again assumed these positions. Mr. Maitland is the General Counsel for Futures & Options for Merrill Lynch, Pierce, Fenner & Smith Incorporated, a position he has held since November 1990, and is a member of the Board of Directors of Merrill Lynch Futures. In 1971, Mr. Maitland graduated with a Bachelor of Arts degree from Fordham University where his field of concentration was economics. In 1974, he received his Juris Doctor degree from Fordham Law School. Mr. Maitland joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1979. Mr. Maitland is a past president of the Executive Committee of the Law & Compliance Division of the Futures Industry Association and a member of the Committee on Commodities Regulation of the Association of the Bar of the City of New York.

        Allen N. Jones was born in 1942. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to May 1992, he held the position of First Vice President of Merrill Lynch, Pierce, Fenner & Smith Incorporated. From January 1990 to June 1992, he held the position of District Director of Merrill Lynch, Pierce, Fenner & Smith Incorporated. Prior to January 1990, he held the position of Senior Regional Vice President of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     (c) Identification of Certain Significant Employees:
         -----------------------------------------------

         None. The Trading Manager directs the trading activities of the Partnership through the Joint Venture.

     (d) Family Relationships:
         --------------------

         None.

     (e) Business Experience:
         -------------------

         See Item 10(a)(b) above.

     (f) Involvement in Certain Legal Proceedings:
         ----------------------------------------

         None.

     (g) Promoters and Control Persons:
         ------------------------------

         The General Partner is the sole promoter and controlling person of the Partnership.

Item 11:  Executive Compensation
          ----------------------

      The officers of the General Partner are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays brokerage commissions to an affiliate of the General Partner. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

Item 12:  Security Ownership of Certain Beneficial Owners and Management:
          --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners:
              -----------------------------------------------

              As of December 31, 1994, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

          (b) Security Ownership of Management:
              --------------------------------

              As of December 31, 1994, the Trading Manager owned 1,026 Units and the General Partner owned 518 Unit equivalents. This represents, on a combined basis, less than 3.5% of the total Units outstanding.

          (c) Changes in Control
              ------------------
              None.

Item 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

          (a) Transactions with Management and Others:
              ---------------------------------------

              The General Partner performs certain services for the Partnership, which include selecting a trading manager to make trading decisions for the Partnership through the Joint Venture, managing the Joint Venture and providing for all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner pays all expenses relating to such services, including all such expenses of the Joint Venture, at no cost to the Partnership. The monthly brokerage commission rate paid by the Joint Venture to the Commodity Broker was 1% (12% annually). This rate was reduced to 11.92% annually during 1993. The General Partner estimates that the round-turn equivalent commission rate charged to the Joint Venture during the years ended December 31, 1994, 1993 and 1992 was approximately $33, $29 and $77, respectively. The consulting fee rate paid by the commodity broker to the Trading Manager is 0.33% (4% annually) of the Joint Venture's month-end Net Assets.

          (b) Certain Business Relationships:
              ------------------------------

              Merrill Lynch Futures Inc. ("MLF"), an affiliate of the General Partner, acts as Commodity Broker for the Joint Venture at the selection of the General Partner. The General Partner will not negotiate for lower commissions to be charged to the Joint Venture and the commissions charged to the Joint Venture have not been negotiated at arms' length between the General Partner and its affiliate, Merrill Lynch Futures Inc.

             In 1994, the Joint Venture paid $1,056,436 in brokerage fees to Merrill Lynch Futures Inc., which, in turn, paid $354,485 in consulting fees to the Trading Manager.

          The Partnership trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") that contacts at least two counterparties along with MLIB for all the Partnership's currency trades. The F/X Desk charges a service fee of one "pip" (at current exchange rates, no more than approximately $5.00 per futures contract-equivalent; $7.00 per round-turn trade) on each currency transaction. No service fee will be charged on any trades awarded to MLIB (on which MLIB will receive "bid-asked" spreads). MLIB will be awarded trades only if its price (without the service fee) is equal to or better than the best price (including the service fee) offered by any of the other counterparties contacted.

          The F/X Desk will trade using credit lines provided by a Merrill Lynch entity. The Partnership will not be required to margin or otherwise guarantee the F/X Desk trading.

          MLFIP expects that, in the near future, certain of the Fund's currency trades will begin to be executed in the form of "exchange of futures for physicals" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market ("IMM"). EFP transactions permit currency trades to be executed at a single price, as well as out of exchange hours, and converted into IMM contracts. They also give Trading Advisors flexibility as to whether to liquidate positions in the cash (i.e., spot or forward) or in the futures markets.

          In its EFP trading with Merrill Lynch, the Fund will acquire cash currency positions through MLFIP's F/X Desk in the same manner and on the same terms as in the case of the Fund's other F/X Desk trading. When the Fund exchanges these positions for futures, there will be a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity. These spreads are expected to total no more than 0.15 of 1% of the Fund's average month-end Net Assets on an annual basis.

          The Fund, to the extent that it has executed currency EFP transactions in the past, has both acquired its cash positions and effected the exchange of positions for futures contracts through brokers other than MLF (to which the futures positions were ultimately given up to be cleared).

          (c)  Indebtedness of Management:
               --------------------------

               The Partnership is prohibited from making any loans.

          (d)  Transactions with Promoters:
               ---------------------------

               Not applicable.

                                 PART IV
                                 -------

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)1.Financial Statements:
               --------------------

               The following financial statements are included in the "1994 Annual Report and Independent Auditors' Report," a copy of which is filed herein.


                                                         Page
                                                         ----

Independent Auditors' Report                             E-3

Consolidated Statements of Financial Condition
 as of December 31, 1994 and 1993                        E-4

For the Years Ended December 31, 1994, 1993 and 1992:
  - Consolidated Statements of Operations                E-4
  - Consolidated Statements of Changes in
    Partners' Capital                                    E-5

Notes to Consolidated Financial Statements               E-6


       (a)2. Financial Statement Schedules:
             -----------------------------

            Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

       (a)3. Exhibits:
             --------

             The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation    Description
-----------    -----------

1.01 Form of Selling Agreement among the Partnership, the General Partner, Merrill Lynch Futures Inc., the Trading Manager, and the Selling Agent

Exhibit 1.01:  Is incorporated by reference from Exhibit 1.01 contained in
------------   Amendment No. l to the Registration Statement (File No. 33-8377)
               filed on October 21, 1986 on Form S-l under the Securities Act of
               1933.

3.01           Amended and Restated Limited Partnership Agreement of the
               Partnership

Exhibit 3.01:  Is incorporated by reference from Exhibit 3.0l contained in
------------   Amendment No. l to the Registration Statement (File No. 33-8377)
               filed on October 21, 1986, on Form S-l under the Securities Act of 1933.

3.02 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990

Exhibit 3.02:  Is incorporated by reference from Exhibit 3.02 contained in the
------------   Partnership's report on Form 10-K for the fiscal year ended
               December 31, 1989.

3.03           Amended and Restated Certificate of Limited Partnership, dated
               March 1, 1990

Exhibit 3.03:  Is incorporated by reference from Exhibit 3.03 contained in the
------------   Partnership's report on Form 10-K for the fiscal year ended
               December 31, 1989.

10.01          Joint Venture Agreement, dated as of April 1, 1987

Exhibit 10.01: Is incorporated by reference from Exhibit 10.0l(a) contained in ------------- the Partnership's Form 10-K of December 31, 1987, filed on March
               28, 1988.

10.02          Customer Agreement, dated as of April 1, 1987

Exhibit 10.02: Is incorporated by reference from Exhibit 10.03(a) contained in ------------- the Partnership's Form 10-K of December 31, 1987, filed on March
               28, 1988.

10.03          Consulting Agreement, dated as of April 1, 1987

Exhibit 10.03: Is incorporated by reference from Exhibit 10.05(a) contained in ------------- the Partnership's Form 10-K of December 31, 1987 filed on March
               28, 1988.

10.04 Amendment No. 2 to the Joint Venture Agreement, dated as of December 31, 1987

Exhibit 10.04: Is incorporated by reference from Exhibit 10.04 contained in ------------- the Partnership's report on Form 10-K for the fiscal year ended
               December 31, 1989.

10.05 Amendment No. 3 to the Joint Venture Agreement, dated as of December 31, 1988

Exhibit 10.05: Is incorporated by reference from Exhibit 10.05 contained in the ------------- Partnership's report on Form 10-K for the fiscal year ended
               December 31, 1989.

10.06 Amendment No. 4 to the Joint Venture Agreement, dated as of December 31, 1989

Exhibit 10.06: Is incorporated by reference from Exhibit 10.06 contained in the ------------- Partnership's report on Form 10-K for the fiscal year ended
               December 31, 1989.

10.07          Amendment No. 5 to the Joint Venture Agreement, dated as of
               January 1, 1990

Exhibit 10.07: Is incorporated by reference from Exhibit 10.07 contained in the ------------- Partnership's Form 10-K of December 31, 1990, filed on March 27,
               1991.

10.08          Amendment No. 6 to the Joint Venture Agreement, dated as of
               January 1, 1992

Exhibit 10.08: Is incorporated by reference from Exhibit 10.08 contained in the ------------- Partnership's report on Form 10-K for the Fiscal Year Ended
               December 31, 1991.

10.09          Amendment No. 7 to the Joint Venture Agreement, dated as of
               January 1, 1993

Exhibit 10.09: Is incorporated by reference from Exhibit 10.09 contained in the ------------- Partnership's report on Form 10-K for the Fiscal Year Ended
               December 31, 1992.

10.10          Amendment No. 8 to the Joint Venture Agreement, dated as of
               January 1, 1994

Exhibit 10.10: Is filed herewith.
-------------

13.01          1994 Annual Report and Independent Auditors' Report

Exhibit 13.01: Is filed herewith.
-------------

99.01          Prospectus of the Partnership dated October 27, 1986

Exhibit 99.01: Is incorporated by reference as filed with the Securities and ------------- Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, as amended, on October 31, 1986.

  (b)  Reports on Form 8-K:
       -------------------

     No report on Form 8-K was filed by the Partnership during the fourth quarter of fiscal 1994.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                     By:  ML FUTURES INVESTMENT PARTNERS INC.
                                   General Partner

                     By:  /s/Joseph A. Boccuzzi
                          ---------------------
                          Joseph A. Boccuzzi
                          Chairman, Chief Executive Officer and
                          Director (Principal Executive Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 28, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

      Signature                           Title                       Date
      ---------                           -----                       ----

/s/John R. Frawley, Jr.    President and Chief Operating Officer  March 28, 1995
-------------------------  and Director
John R. Frawley, Jr.

/s/James M. Bernard        Chief Financial Officer, Treasurer     March 28, 1995
-------------------------  (Principal Financial and Accounting
James M. Bernard           Officer) and Vice President

/s/Joseph A. Boccuzzi      Director                               March 28, 1995
-------------------------
Joseph A. Boccuzzi

/s/William T. Maitland     Director                               March 28, 1995
-------------------------
William T. Maitland

/s/Allen N. Jones          Director                               March 28, 1995
-------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of ML Futures Investment Partners Inc.)

ML FUTURES INVESTMENT      General Partner of                     March 28, 1995
 PARTNERS INC.             Registrant

By:/s/Joseph A. Boccuzzi
   ---------------------
   Joseph A. Boccuzzi

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                                1994 FORM 10-K
                               INDEX TO EXHIBITS
                               -----------------


                               EXHIBIT                  PAGE
                               -------                  ----

Exhibit 13.01   1994 Annual Report and Independent       E-1
                Auditors' Report