Form 10-K405/A
period 1994-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1995-05-03
CIK 799824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

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

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                               1994 FORM 10-K/A
                               INDEX TO EXHIBITS
                               -----------------


                              EXHIBIT                  PAGE
                              -------                  ----

Exhibit 27        Financial Data Schedule                3