Form 10-Q
period 1995-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1995-05-12
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number 0-15298

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

              Delaware                                 13-3365950
  -------------------------------          ---------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

                    c/o ML Futures Investment Partners Inc.
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
            -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----


                       This document contains 12 pages.
     There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------
                               AND JOINT VENTURE
                               -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                           March 31,   December 31,
                                             1995          1994
                                          -----------  ------------
ASSETS
- ------
Equity in commodity futures trading
 accounts                                 $10,747,106    $9,155,701
                                          -----------    ----------

                TOTAL                     $10,747,106    $9,155,701
                                          ===========    ==========


LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Redemptions payable                   $    52,113    $   78,972
    Brokerage commissions payable             106,716        90,793
    New trading profit payable                397,836       122,596
                                          -----------    ----------

            Total liabilities                 556,665       292,361
                                          -----------    ----------

PARTNERS' CAPITAL:
    General Partner (518 and 518 units)       119,976       101,500
    Limited Partners (43,480 and 44,716
     units)                                10,070,465     8,761,840
                                          -----------    ----------

            Total partners' capital        10,190,441     8,863,340
                                          -----------    ----------

                TOTAL                     $10,747,106    $9,155,701
                                          ===========    ==========

NET ASSET VALUE PER UNIT                      $231.61       $195.94
                                              =======       =======

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                             For the three      For the three
                                             Months ended      Months ended
                                            March 31, 1995     March 31, 1994
                                            --------------     --------------
REVENUES:
    Trading profits:
        Realized                               $  994,453        $ 135,566
        Change in unrealized                    1,146,486         (258,966)
                                               ----------        ---------

            Total trading results               2,140,939         (123,400)
                                               ----------        ---------

    Interest income (Note 2)                      110,485           52,900
                                               ----------        ---------

            Total revenues                      2,251,424          (70,500)
                                               ----------        ---------

EXPENSES:
    Allocation of new trading profit
     share to trading advisors                    394,659                -
    Brokerage commissions                         282,978          264,344
                                               ----------        ---------

            Total expenses                        677,637          264,344
                                               ----------        ---------

NET (LOSS) INCOME                              $1,573,787        $(334,844)
                                               ==========        =========

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding (Note 5)                       44,647           50,804
                                                   ======           ======

Weighted average net (loss) income per unit        $35.25           $(6.59)
                                                   ======           ======


See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------

               For the three months ended March 31, 1995 and 1994
               --------------------------------------------------

                                       Limited      General
                            Units      Partners     Partner      Total
                            ------   -----------   --------   -----------
PARTNERS' CAPITAL,
  DECEMBER 31, 1993         51,769   $ 9,504,556   $105,815   $ 9,610,371

Net loss                         -      (329,372)    (5,472)     (334,844)

Redemptions                 (2,707)     (467,875)         -      (467,875)
                            ------   -----------   --------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1994            49,062   $ 8,707,309   $100,343   $ 8,807,652
                            ======   ===========   ========   ===========


PARTNERS' CAPITAL,
  DECEMBER 31, 1994         45,234   $ 8,761,840   $101,500   $ 8,863,340

Net loss                         -     1,555,311     18,476     1,573,787

Redemptions                 (1,236)     (246,686)         -      (246,686)
                            ------   -----------   --------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1995            43,998   $10,070,465   $119,976   $10,190,441
                            ======   ===========   ========   ===========

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------
                               AND JOINT VENTURE
                               -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
               for the three months ended March 31, 1995 and 1994
               --------------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Futures Expansion Fund Limited Partnership (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986 and commenced activities on January 2, 1987. The Partnership, through its joint venture, engages in the speculative trading of commodity futures, options and forward contracts. ML Futures Investment Partners Inc. (the "General Partner") (a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc.) invests for its account the lesser of $100,000 or 3% of the total contributions to the Partnership, but in no event less than 1% of such total contributions. The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each.

    The consolidated financial statements include the accounts of the Joint Venture (the "Joint Venture") to which the Partnership has contributed substantially all of its available capital (Note 2), representing a current equity interest in the Joint Venture of approximately 99%. All related transactions between the Partnership and the Joint Venture are eliminated in consolidation.

    The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1994 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1994. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

    Revenue Recognition
    -------------------

    Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are reflected in the consolidated financial statements at the market value on the last business day of the reporting period. The difference between the original contract amount and market value is reflected in income as an unrealized gain or loss. Market value or fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements.

    Operating Expenses, Organization Costs and Selling Commissions
    --------------------------------------------------------------

    The General Partner paid all organization costs and provides for all routine operating expenses of the Partnership, including the Partnership's share of any such costs incurred by the Joint Venture (Note 2). No selling commissions were paid by Limited Partners.

    Income Taxes
    ------------

    No provision for income taxes has been made in the accompanying consolidated financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes.

    Redemptions
    -----------

    A Limited Partner may require the Partnership to redeem some or all of their units at 100% of Net Asset Value as of the last business day of any month upon ten days' written notice to the General Partner.

    Dissolution of the Partnership
    ------------------------------

    The Partnership will terminate on December 31, 2006 regardless of its financial condition at such time.

    The Partnership will be dissolved upon a decline in net assets to less than $250,000, a decline in the Net Asset Value per unit at any month-end to less than $25, or under certain other circumstances defined in the Limited Partnership Agreement.

2.  JOINT VENTURE AGREEMENT

    The Partnership and Millburn Partners entered into a Joint Venture Agreement whereby Millburn Partners contributed $100,000 to the Joint Venture and the Partnership contributed all of its available capital (except for an administrative reserve). Subsequently, Millburn Partners entered into an assignment with Millburn Ridgefield Corporation (the "Trading Manager"), assigning its rights and obligations under the Joint Venture Agreement. The Joint Venture Agreement was renewed for the year ended December 31, 1995. The General Partner is the manager of the Joint Venture, while the Trading Manager has sole discretion in determining the commodity futures, options and forward trades to be made on its behalf, subject to the trading limitations outlined in the Joint Venture Agreement.

    Pursuant to the Joint Venture Agreement, the Trading Manager and the Partnership share in the profits of the Joint Venture based on equity ownership after 20% of annual New Trading Profits, as defined, are allocated to the Trading Manager. Losses are allocated to the Trading Manager and the Partnership based on equity ownership.

3.  RELATED PARTY TRANSACTIONS

    Substantially all of the Joint Venture's assets are held by MLF, as margin deposits in respect of the Joint Venture's futures and options trading. The Joint Venture pays MLF brokerage commissions at a flat rate equal to 11.92% of the Joint Venture's month-end Net Assets.

    MLF pays interest which approximates the prevailing 91 day U.S. Treasury bill rate on the Joint Venture's average daily "available assets". Available assets are all of the Joint Venture's assets excluding the unrealized profit and loss on open forward or options positions. The General Partner estimates that the round-turn equivalent commission rate charged to the Joint Venture during the quarters ended March 31, 1995 and 1994 was approximately $33.

    The Joint Venture trades forward contracts through a Foreign Exchange Desk (the "F/X Desk"). Through the F/X Desk, the Joint Venture has access to Merrill Lynch International Bank ("MLIB") and a number of other counterparties. The F/X Desk contacts at least two counterparties in addition to MLIB for a price quote on each trade. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee (at current exchange rates) of approximately $5.00 to $9.00 per futures-contract equivalent face amount trade on each purchase or sale of a currency in the forward markets. No service fee is charged on trades executed through MLIB (which receives a "bid-ask" spread on such trades). Trades are executed with MLIB provided that its price (which includes no service charge) is as good or better than the best price (including the service charge) quoted by any of the other counterparties contacted. The General Partner estimates the total amount of these fees at under 0.15 of 1% of the Joint Venture's average month-end Net Assets.

    The F/X Desk trades on the basis of credit lines provided by a Merrill Lynch entity. The Joint Venture is not required to margin or otherwise guarantee its F/X Desk trading.

    The General Partner expects that, in the near future, certain of the Joint Venture's currency trades will begin to be executed in the form of "exchange of futures for physical" ("EFP") transactions involving Merrill Lynch International Bank ("MLIB") and Merrill Lynch Futures Inc. ("MLF"). In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market ("IMM"). EFP transactions permit currency trades to be executed at a single price, as well as out of exchange hours, and converted into IMM contracts. They also give trading advisors flexibility as to whether to liquidate positions in the cash (i.e., spot or forward) or in the futures markets.

    In its EFP trading with Merrill Lynch, the Joint Venture will acquire cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Joint Venture's other F/X Desk trading. When the Joint Venture exchanges these positions for futures, there will be a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity. These spreads are expected to total no more than 0.15 of 1% of the Joint Venture's average month-end Net Assets on an annual basis.

    The Joint Venture, to the extent that it has executed currency EFP transactions in the past, has both acquired its cash positions and effected the exchange of positions for futures contracts through brokers other than MLF (to which the futures positions were ultimately given up to be cleared).

4.  WEIGHTED AVERAGE UNITS

    Weighted average number of units outstanding was computed for purposes of disclosing net income per weighted average unit. The weighted average units are equal to the number of units outstanding at the period end, adjusted proportionately for units redeemed based on their respective time outstanding during such period.

5.  OFF-BALANCE SHEET RISK

    The Joint Venture trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of the contracts (credit risk). Although numerous factors could have significant influences on the market risk of these contracts, they are very interest rate sensitive.

    A portion of the amounts indicated as off-balance sheet risk in currencies is due to offsetting commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

    Contract amounts represent the Joint Venture's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments, from counterparty non-performance, is the net unrealized gain, if any, included on the Statements of Financial Condition. The Joint Venture also has credit risk because the sole counterparty or broker with respect to most of the Joint Venture's assets is MLF.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

      Operational Overview:
      ---------------------

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

      Liquidity:
      ----------

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

      Capital Resources:
      ------------------

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

      1995:
      -----

      Total consolidated assets of the Partnership and consolidated partners' capital at December 31, 1994 were $10,747,106 and $10,190,441, respectively. The Partnership permits Units to be redeemed on a monthly basis. During 1995, 1,236 Units were redeemed for an aggregate redemption value of $246,686.

      1994:
      -----

      Total assets of the Partnership and Partnership capital at March 31, 1994 were $9,053,316 and $8,807,652, respectively. The Partnership permits Units to be redeemed on a monthly basis. During the first quarter of 1994, a total of 2,707 Units were redeemed by Unitholders, for an aggregate redemption value of $467,875.

      Results of Operations - General:
      --------------------------------

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

      Monthly Performance:
      --------------------

      At March 31, 1995, the Net Asset Value per unit was $231.61, an 18.20% increase from the Net Asset Value per unit of $195.94 at December 31, 1994.

      During January 1995, the Fund's Net Asset Value declined 3.3%, as trading profits generated in the energy, metals and stock indices sectors were offset by trading losses in the interest rates, currencies and agricultural sectors.

      During February 1995, the Fund's Net Asset Value increased by 6.1%, as trading profits generated in the interest rates, currency, stock indices and agriculture sectors were offset by trading losses in the energy and metals sectors.

      During March 1995, the Fund's Net Asset Value increased by 15.2%, as trading profits generated in the currency, interest rates and stock indices sectors were offset by trading losses in the agriculture, metals and energy sectors.

      The Partnership's overall operations were profitable in the first quarter of 1995 as gross trading gains of $2,140,939, after operating expenses of $677,637 (comprised of brokerage commissions of $282,978 and profit shares of $394,659) and interest income of $110,485, resulted in net income of $1,573,787.

      During the first quarter of 1995, the Fund experienced two profitable months and one unprofitable month of trading operations.

      The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $231.61 as of March 31, 1995.

      At March 31, 1994, the Net Asset Value per unit was $179.52, a 3.3% decrease from the Net Asset Value per unit of $185.64 at December 31, 1993.

      During January 1994, the Fund's Net Asset Value decreased 7.9%, as trading profits generated in the energy and metals sectors were offset by trading losses in the currencies, interest rates, agricultural and stock indices sectors.

      During February 1994, the Fund's Net Asset Value decreased 1.6%, as trading profits generated in the interest rates, agricultural, stock index and metals sectors were offset by trading losses in the currencies and energy sectors.

      During March 1994, the Fund's Net Asset Value increased 6.7%, as trading profits generated in the interest rates, currencies, stock index and agricultural sectors were offset by trading losses in the energy and metals sectors.

      The Partnership's overall operations were unprofitable in the first quarter of 1994 as gross trading losses of $123,400 after operating expenses of $264,344 (comprised of brokerage commissions of $264,344 and profit shares of $-0-) and interest income of $52,900, resulted in a net loss of $334,844.

      During the first quarter of 1994, the Fund experienced one profitable month and two unprofitable months of trading operations.

      The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $179.52 as of March 31, 1994.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

                None.

Item 2.  Changes in Securities

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)   Exhibits.
                ---------

                There are no exhibits required to be filed as part of this document.

          (b)   Reports on Form 8-K.
                --------------------

                There were no reports on Form 8-K filed during the first quarter of fiscal 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE FUTURES EXPANSION FUND
                            LIMITED PARTNERSHIP



                            By:  ML FUTURES INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 12, 1995         By /s/JOSEPH A. BOCCUZZI
                               ---------------------
                              Joseph A. Boccuzzi
                              Chairman, Chief Executive Officer
                              and Director



Date:  May 12, 1995         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Operating Officer
                              and Director



Date:  May 12, 1995         By /s/JAMES M. BERNARD
                               -------------------
                              James M. Bernard
                              Chief Financial Officer
                              Treasurer and Vice President