Form 10-Q
period 1995-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1995-08-14
CIK 799824

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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


                       This document contains 13 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                       June 30,    December 31,
                                                         1995         1994
                                                     -----------   -----------
ASSETS
------
Equity in commodity futures trading
 accounts                                            $10,791,777   $9,155,701
                                                     -----------   ----------

                TOTAL                                $10,791,777   $9,155,701
                                                     ===========   ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
  Redemptions payable                                $   130,630   $   78,972
  Brokerage commissions payable                          107,040       90,793
  New trading profit payable                             462,803      122,596
                                                     -----------   ----------

            Total liabilities                            700,473      292,361
                                                     -----------   ----------

PARTNERS' CAPITAL:
  General Partner (518 and 518 units)                    121,047      101,500
  Limited Partners (41,970 and 44,716
   units)                                              9,970,257    8,761,840
                                                     -----------   ----------

            Total partners' capital                   10,091,304    8,863,340
                                                     -----------   ----------

                TOTAL                                $10,791,777   $9,155,701
                                                     ===========   ==========

NET ASSET VALUE PER UNIT                                 $237.51      $195.94
                                                         =======      =======

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                For the three  For the three  For the six    For the six
                                months ended   months ended   months ended   months ended
                                June 30, 1995  June 30, 1994  June 30, 1995  June 30, 1994
                                -------------  -------------  -------------  -------------
REVENUES:
  Trading profits:
    Realized                     $ 1,610,164      $595,894      $2,604,617       $731,460
    Change in unrealized          (1,038,896)      273,560          62,590         14,594
                                 -----------      --------      ----------       --------

      Total trading results          526,268       869,454       2,667,207        746,054
                                 -----------      --------      ----------       --------

  Interest income (Note 3)           124,158        64,571         234,643        117,471
                                 -----------      --------      ----------       --------

      Total revenues                 650,426       934,025       2,901,850        863,525
                                 -----------      --------      ----------       --------

EXPENSES:
  Allocation of new trading
   profit share to trading
   advisors                           64,967        74,462         459,626         74,462
  Brokerage commissions              325,590       268,317         608,568        532,661
                                 -----------      --------      ----------       --------

      Total expenses                 390,557       342,779       1,068,194        607,123
                                 -----------      --------      ----------       --------

NET INCOME                       $   259,869      $591,246      $1,833,656       $256,402
                                 ===========      ========      ==========       ========

NET INCOME PER UNIT:
  Weighted average number of
   units outstanding (Note 4)         43,538        48,585          44,093         49,695
  Weighted average net income         ======        ======          ======         ======
   per unit                            $5.97        $12.17          $41.59          $5.16
                                       =====        ======          ======          =====

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------

                For the six months ended June 30, 1995 and 1994
                -----------------------------------------------

                                       Limited     General
                              Units    Partners    Partner      Total
                              -----    --------    -------      -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1993           51,769   $9,504,556   $105,815  $ 9,610,371

Net income                         -      254,859      1,543      256,402

Redemptions                   (4,187)    (739,230)         -     (739,230)
                             -------   ----------   --------  -----------

PARTNERS' CAPITAL,
  JUNE 30, 1994               47,582   $9,020,185   $107,358  $ 9,127,543
                             =======   ==========   ========  ===========


PARTNERS' CAPITAL,
  DECEMBER 31, 1994           45,234   $8,761,840   $101,500  $ 8,863,340

Net income                         -    1,814,109     19,547    1,833,656

Redemptions                   (2,746)    (605,692)         -     (605,692)
                             -------   ----------   --------  -----------

PARTNERS' CAPITAL,
  JUNE 30, 1995               42,488   $9,970,257   $121,047  $10,091,304
                             =======   ==========   ========  ===========


See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                for the six months ended June 30, 1995 and 1994
                -----------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Futures Expansion Fund Limited Partnership (the "Partnership"or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986 and commenced activities on January 2, 1987. The Partnership, through its joint venture, engages in the speculative trading of commodity futures, options and forward contracts. Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc., the "General Partner") (a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc.) invests for its account the lesser of $100,000 or 3% of the total contributions to the Partnership, but in no event less than 1% of such total contributions. The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each.

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

  MLF pays interest which approximates the prevailing 91 day U.S. Treasury bill rate on the Joint Venture's average daily "available assets". Available assets are all of the Joint Venture's assets excluding the unrealized profit and loss on open forward or options positions. The General

   Partner estimates that the round-turn equivalent commission rate charged to the Joint Venture during the quarters ended June 30, 1995 and 1994 and was approximately $33.

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

   Outstanding contract amounts represent the Joint Venture's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments, from counterparty non-performance, is the net unrealized gain, if any, included on the Statements of Financial Condition. The Joint Venture also has credit risk because the sole counterparty or broker with respect to most of the Joint Venture's assets is MLF.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         Operational Overview:
         --------------------

         Due to the nature of the Fund's business, its results of operations depend on the Trading Advisor's ability to recognize and capitalize on trends or other profit opportunities in futures and forward contracts and related options in different sectors of the world commodity markets. However, the Trading Advisor's methods are confidential, and therefore the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike many businesses, general economic or seasonal conditions will not necessarily affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results.

         Liquidity:
         ---------

         Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and is withdrawn, as necessary, to pay redemptions and fees. The Partnership has entered into an arrangement with the Commodity Broker regarding the maintenance of the Partnership's assets, which will eliminate the interest loss resulting from being unable to invest 100% of the Partnership's available assets in Treasury bills. Under the arrangement, the Partnership's assets are ordinarily deposited in cash accounts rather than invested in U.S. Treasury bills and Merrill Lynch Futures Inc. credits the Partnership with interest as if 100% of its cash assets were continuously invested in 91-day U.S. Treasury bills. As a result, the Partnership is able to earn a yield on all of its available assets. In the event that the Partnership's assets are deposited as initial margin at an exchange clearing house, such assets will be invested in U.S. Treasury bills, and any interest earned on such Treasury bills will be paid to the Partnership.

         The futures contracts in which the Joint Venture trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as "daily limits." During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Joint Venture from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to exorbitant spreads between "bid" and "asked" prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

         Capital Resources:
         -----------------

         The Fund does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Fund's use of assets is solely to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity. Due to the nature of the Fund's business, substantially all its assets will be represented by either cash or futures or forward contract positions. Inflation is not a significant factor in the Fund's profitability, although inflationary cycles give rise to the type of major price movements which can have a material impact on the Fund's profitability.

     1995:
     ----
     Total assets of the Partnership and Partnership capital at June 30, 1995 were $10,791,777 and $10,091,304, respectively. During the second quarter of 1995, a total of 1,510 Units were redeemed by Unitholders, for an aggregate redemption value of $359,006.

     1994:
     ----
     Total assets of the Partnership and Partnership capital at June 30, 1994 were $9,403,968 and $9,127,543, respectively. The Partnership permits Units to be redeemed on a monthly basis. During the second quarter of 1994, a total of 1,480 Units were redeemed by Unitholders, for an aggregate redemption value of $271,356.

     Results of Operations - General:
     -------------------------------
     Unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date. In general, markets in which sustained price trends occur with some frequency tend to be favorable to managed futures investments, but this is not always the case. It is impossible to predict when trending markets will occur and the Trading Advisor is affected differently by trends in general and particular types of trends. Consequently, the results of operations of the Fund are difficult to discuss other than in terms of how it has performed in the past.

     Monthly Performance:
     --------------------
     At June 30, 1995, the Net Asset Value per Unit was $237.51, a 2.5% increase from the Net Asset Value per Unit of $231.61 at March 31, 1995 and a 21.2% increase from the Net Asset Value per Unit of $195.94 at December 31, 1994.

     During January 1995, the Fund's Net Asset Value decreased 3.3%, as trading profits generated in the energy, metals and stock indices sectors were offset by trading losses in the interest rates, currencies and agricultural sectors.

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

     During April 1995, the Fund's Net Asset Value increased 3.8%, as trading profits generated in the interest rate, agriculture, energy, currency and stock indices sectors were offset by trading losses in the metals sectors.

     During May 1995, the Fund's Net Asset Value decreased 1.9%, as trading profits generated in the interest rate and stock indices sectors were offset by trading losses in the currency, energy, metals and agriculture sectors.

     During June 1995, the Fund's Net Asset Value increased 0.7%, as trading profits generated in the agriculture, metals, energy and stock indices sectors were offset by trading losses in the interest rate and currencies sectors.

     The Partnership's overall operations were profitable in the second quarter of 1995 as gross trading gains of $526,268, and interest income of $124,158, after operating expenses of $390,557 (comprised of brokerage commissions of $325,590 and profit shares of $64,967), resulted in a net gain of $259,869.

     The Partnership's operations were profitable during the first six months of 1995 with gross trading gains of $2,667,207 and interest income of $234,643, less operating expenses of $1,068,194 (comprised of brokerage commissions of $608,568 and profit shares of $459,626), resulting in net income of $1,833,656.

     During the second quarter of 1995, the Fund experienced two profitable months and one unprofitable month of trading operations, and during the first six months of 1994, the Fund experienced four profitable months and two unprofitable months of trading operations.

     The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $237.51 as of June 30, 1995.

     At June 30, 1994, the Net Asset Value per Unit was $191.83, a 6.86% increase from the Net Asset Value per Unit of $179.52 at March 31, 1994 and a 3.33% increase from the Net Asset Value per Unit of $185.64 at December 31, 1993.

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

     During April 1994, the Fund's Net Asset Value decreased 2.6%, as trading profits generated in the interest rates sector were offset by trading losses in the currencies, metals, agricultural, stock index and energy sectors.

     During May 1994, the Fund's Net Asset Value increased 4.4%, as trading profits generated in the agricultural, metals, energy, interest rates and stock index sectors were offset by trading losses in the currencies sector.

     During June 1994, the Fund's Net Asset Value increased 5.1%, as trading profits generated in the currencies, metals and energy sectors were offset by trading losses in the interest rates and agricultural sectors.

     The Partnership's operations were profitable during the second quarter of 1994 with gross trading gains of $869,454 and interest income of $64,571, less operating expenses of $342,779

(comprised of brokerage commissions of $268,317 and profit shares of $74,462), resulting in net income of $591,246.

     The Partnership's operations were profitable during the first six months of 1994 with gross trading gains of $746,054 and interest income of $117,471, less operating expenses of $607,123 (comprised of brokerage commissions of $532,661 and profit shares of $74,462), resulting in net income of $256,402.

     During the second quarter of 1994, the Fund experienced two profitable months and one unprofitable month of trading operations, and during the first six months of 1994, the Fund experienced three profitable months and three unprofitable months of trading operations.

     The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $191.83 as of June 30, 1994.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         The following exhibits are filed herewith:

Designation    Description
-----------    -----------

3.04 Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.04   Is filed herewith.
------------

10.11 Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and prospective trading advisors.

Exhibit 10.11  Is filed herewith.
-------------
               There are no other exhibits required to be filed as part of this document.

     (b)  Reports on Form 8-K
          -------------------

     There were no reports on Form 8-K filed during the second quarter of fiscal 1995. A report on Form 8-K was filed on July 28, 1995 which reflects a name change of the General Partner from ML Futures Investment Partners Inc. to Merrill Lynch Investment Partners Inc.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE FUTURES EXPANSION FUND
                            LIMITED PARTNERSHIP



                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                (formerly ML FUTURES INVESTMENT PARTNERS INC.
                                          (General Partner)



Date:  August 9, 1995       By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                                John R. Frawley, Jr.
                                President, Chief Executive Officer
                                and Director



Date:  August 9, 1995       By /s/JAMES M. BERNARD
                               -------------------
                                James M. Bernard
                                Chief Financial Officer
                                Treasurer and Vice President