Form 10-Q
period 1995-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1995-11-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____
                                              -----


                        This document contains 15 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                      September 30,                  December 31,
                                                           1995                          1994
                                                      -------------                  ------------
ASSETS
------
Cash on deposit at brokers                              $    20,000                    $   20,000
Accrued interest (Note 3)                                    45,357                        35,340
Equity in commodity futures trading accounts:
  Cash and options contracts                             10,053,051                     8,929,212
  Net unrealized gain on open contracts                    (168,270)                      171,149
                                                      -------------                --------------

                TOTAL                                   $ 9,950,138                    $9,155,701
                                                      =============                ==============


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                                 $    49,305                    $   78,972
    Brokerage commissions payable (Note 3)                   98,584                        90,793
    New profit share payable (Note 2)                       342,947                       122,596
                                                      -------------                --------------

            Total liabilities                               490,836                       292,361
                                                      -------------                --------------

PARTNERS' CAPITAL: (Note 1)
    General Partner (518 and 518 units)                     117,156                       101,500
    Limited Partners (41,305 and 44,716                   9,342,146                     8,761,840
     units)
                                                      -------------                --------------

            Total partners' capital                       9,459,302                     8,863,340
                                                      -------------                --------------

                TOTAL                                   $ 9,950,138                    $9,155,701
                                                      =============                ==============

NET ASSET VALUE PER UNIT                                    $226.17                       $195.94
                                                        ===========                    ==========

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                         For the three     For the three    For the nine    For the nine
                                          months ended      months ended    months ended    months ended
                                         September 30,     September 30,   September 30,   September 30,
                                              1995              1994            1995            1994
                                         -------------     --------------  --------------  --------------
REVENUES:
    Trading (loss) profit:
        Realized                          $ (19,205)      $ 442,872      $2,585,412      $1,174,332
        Change in unrealized               (402,010)       (899,212)       (339,419)       (884,618)
                                        -----------     -----------    ------------    ------------

            Total trading results          (421,215)       (456,340)      2,245,993         289,714
                                        -----------     -----------    ------------    ------------

    Interest income (Note 3)                124,361          71,460         359,004         188,931
                                        -----------     -----------    ------------    ------------

            Total revenues                 (296,854)       (384,880)      2,604,997         478,645
                                        -----------     -----------    ------------    ------------

EXPENSES:
    Allocation of new trading profit
        share to trading advisors (Note    (119,857)        (73,596)        339,769             866
         2)
    Brokerage commissions (Note 3)          302,431         256,778         910,999         789,440
                                        -----------     -----------    ------------    ------------

            Total expenses                  182,574         183,182       1,250,768         790,306
                                        -----------     -----------    ------------    ------------

NET (LOSS) INCOME                         $(479,428)      $(568,062)     $1,354,229      $ (311,661)
                                        ===========     ===========    ============    ============

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding (Note 4)                 42,290          47,352          43,492          48,914
                                          =========       =========      ==========      ==========
    Weighted average net (loss)
        income per unit                     $(11.34)        $(12.00)         $31.14          $(6.37)
                                          =========       =========      ==========      ==========

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------

             For the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------


                                                     Limited      General
                                           Units    Partners      Partner        Total
                                          -------  -----------  ------------  -----------
PARTNERS' CAPITAL,
  DECEMBER 31, 1993                       51,769   $9,504,556      $105,815   $9,610,371

Net loss                                       -     (308,394)       (3,267)    (311,661)

Redemptions                               (5,142)    (910,179)            -     (910,179)
                                        --------   ----------    ----------   ----------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1994                      46,627   $8,285,983      $102,548   $8,388,531
                                        ========   ==========    ==========   ==========


PARTNERS' CAPITAL,
  DECEMBER 31, 1994                       45,234   $8,761,840      $101,500   $8,863,340

Net income                                     -    1,338,573        15,656    1,354,229

Redemptions                               (3,411)    (758,267)            -     (758,267)
                                        --------   ----------    ----------   ----------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                      41,823   $9,342,146      $117,156   $9,459,302
                                        ========   ==========    ==========   ==========


See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
             for the nine months ended September 30, 1995 and 1994
             -----------------------------------------------------


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

   Revenue Recognition
   -------------------

  Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are reflected in the consolidated financial statements at the market value on the last business day of the reporting period. The difference between the original contract amount and market value is reflected in income as an unrealized gain or loss. Market value or fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements. The Partnership does not report open positions on a net basis.

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

  MLF pays interest which approximates the prevailing 91-day U.S. Treasury bill rate on the Joint Venture's average daily "available assets". Available assets are all of the Joint Venture's assets excluding the unrealized profit and loss on open forward or options positions. The General Partner estimates that the round-turn equivalent commission rate charged to the Joint Venture during the quarters ended September 30, 1995 and 1994 and was approximately $33.

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

5. OFF-BALANCE SHEET RISK

  The Joint Venture trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of the contracts (credit risk). Although numerous factors could have significant influences on the market risk of these contracts, they are very interest rate sensitive. All open contracts mature within one year from the balance sheet date.

                             September 30, 1995                        December 31, 1994
                  ----------------------------------------  ----------------------------------------
                     Commitment to        Commitment to        Commitment to        Commitment to
                  Purchase (Futures,     Sell (Futures,     Purchase (Futures,     Sell (Futures,
                  Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                  -------------------  -------------------  -------------------  -------------------

 Interest rate
   and stock
   indices               $16,214,018          $ 7,060,190          $27,386,268          $23,095,364
 Commodities               1,052,347            1,152,424            2,072,932              579,881
 Currencies               28,178,092           25,367,574           20,133,927           33,508,943
 Energy                      837,400            1,805,623                    -            1,408,032
 Metals                    2,129,275            6,153,083            3,336,012            2,369,320
                         -----------          -----------          -----------          -----------

                         $48,411,132          $41,538,894          $52,929,139          $60,961,540
                         ===========          ===========          ===========          ===========

  A portion of the amounts indicated as off-balance sheet risk in currencies is due to offsetting commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

  Outstanding contract amounts represent the Joint Venture's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments, from counterparty non-performance, is the net unrealized gain, if any, included on the Statements of Financial Condition. The Joint Venture also has credit risk because the sole counterparty or broker with respect to most of the Joint Venture's assets is MLF. At September 30, 1995 and December 31, 1994, $6,342,632 and $1,695,058
  of these assets, respectively, were held in segregated accounts in accordance with Commodity Futures Trading Commissions regulations.

  The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. Where as in over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

   The notional value of exchange traded and non-exchange traded contracts are as follows:


                                  September 30, 1995
                         -------------------  -------------------
                            Commitment to       Commitment to
                          Purchase(Futures,     Sell(Futures,

                         Options & Forwards)  Options & Forwards)
                         -------------------  -------------------

Exchange
 traded                      $18,522,595         $12,462,762
Non-Exchange
 traded                       29,888,537          29,076,132
                             -----------        ------------

                             $48,411,132         $41,538,894
                             ===========        ============


The gross and net unrealized gain on open contracts are as follows:

                                     September 30, 1995
                                     ------------------
                                   Exchange    Non-Exchange
                                    Traded        Traded
                                 -----------   ------------

Gross
 unrealized gain             $   338,806         $   408,617
                             ===========         ===========
Net
 unrealized gain             $   195,298         $  (314,431)
                             ===========         ============

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

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

      Risk Factors:
      ------------

      The Fund experiences market risk because it's objective as a speculative commodity pool is to profit from price changes in the futures, options and forward contracts it trades. The General Partner monitors this market risk by valuing and reporting each open position daily.

      All of the fund's assets are maintained with MLF, the commodity broker of the Fund and an affiliate of the General Partner. The General Partner monitors daily the Fund's trading accounts to insure actual trading complies with the terms of the prospectus. A substantial portion of the Fund's assets are maintained with MLF in segregated accounts in accordance with Commodity Futures Trading Commission regulations.

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

     1995:
     ----
     Total assets of the Partnership and Partnership capital at September 30, 1995 were $9,950,138 and $9,459,302, respectively. During the third quarter of 1995, a total of 665 Units were redeemed by Unitholders, for an aggregate redemption value of $152,575.

     1994:
     ----
     Total assets of the Partnership and Partnership capital at September 30, 1994 were $8,555,779 and $8,388,531, respectively. The Partnership permits Units to be redeemed on a monthly basis. During the third quarter of 1994, a total of 955 Units were redeemed by Unitholders, for an aggregate redemption value of $170,949.

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

     1995 Monthly Performance:
     -------------------------

     At September 30, 1995, the Net Asset Value per Unit was $226.17, a 4.8% decrease from the Net Asset Value per Unit of $237.51 at June 30, 1995 and a 15.4% increase from the Net Asset Value per Unit of $195.94 at December 31, 1994.

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

     During July 1995, the Fund's Net Asset Value decreased 3.1%, as trading profits generated in the currency and metals sectors were offset by trading losses in the interest rate, stock index, agricultural and energy sectors.

     During August 1995, the Fund's Net Asset Value increased 0.6%, as trading profits generated in the currency sector were offset by trading losses in the metals, interest rate and stock index sectors.

     During September 1995, the Fund's Net Asset Value decreased 2.3%, as trading profits generated in the interest rate and agricultural sectors were offset by trading losses in the currency, energy, stock index and metals sectors.

     The Partnership's overall operations were unprofitable in the third quarter of 1995 as gross trading losses of $421,215, and interest income of $124,361, after operating expenses of $182,574 (comprised of brokerage commissions of $302,431 and profit shares of $(119,857)), resulted in a net loss of $479,428.

     The Partnership's operations were profitable during the first nine months of 1995 with gross trading gains of $2,245,993 and interest income of $359,004, less operating expenses of $1,250,768 (comprised of brokerage commissions of $910,999 and profit shares of $339,769), resulting in net income of $1,354,229.

     During the third quarter of 1995, the Fund experienced one profitable month and two unprofitable months of trading operations, and during the first nine months of 1994, the Fund experienced five profitable months and four unprofitable months of trading operations.

     The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $226.17 as of September 30, 1995.

     1994 Monthly Performance:
     ------------------------

     At September 30, 1994, the Net Asset Value per Unit was $179.91, a 6.21% decrease from the Net Asset Value per Unit of $191.83 at June 30, 1994 and a 3.09% decrease from the Net Asset Value per Unit of $185.64 at December 31, 1993.

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

     The Partnership's operations were unprofitable during the third quarter of 1994 with gross trading losses of $456,340 and interest income of $71,460, less operating expenses of $183,182 (comprised of brokerage commissions of $256,778 and profit shares of $(73,596), resulting in a net loss of $568,062.

     The Partnership's operations were unprofitable during the first nine months of 1994 with gross trading gains of $289,714 and interest income of $188,931, less operating expenses of $790,306 (comprised of brokerage commissions of $789,306 and profit shares of $866), resulting in a net loss of $311,661.

     During the third quarter of 1994, the Fund experienced one profitable month and two unprofitable months of trading operations, and during the first nine months of 1994, the Fund experienced four profitable months and five unprofitable months of trading operations.

     The Net Asset Value of a Unit purchased on January 2, 1987 for $100 had increased to $179.91 as of September 30, 1994.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           --------

      There are no exhibits required to be filed with this document.

      (b)  Reports on Form 8-K
           -------------------

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


                       THE FUTURES EXPANSION FUND
                       LIMITED PARTNERSHIP



                           By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                               (formerly ML FUTURES INVESTMENT PARTNERS INC.)
                                          (General Partner)



Date:  November 13, 1995   By  /s/JOHN R. FRAWLEY, JR.
                              -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 13, 1995   By /s/JAMES M. BERNARD
                              -------------------
                              James M. Bernard
                              Chief Financial Officer,
                              Treasurer and Vice President