Form 10-K405
period 1995-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1996-03-29
CIK 799824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                                (Fee Required)

                 For the fiscal year ended:  December 31, 1995
                                      or
                 ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934
                               (No Fee Required)

                       Commission file number:  0-15298

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                               13-3365950
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  c/o  Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
                       Merrill Lynch World Headquarters
                            World Financial Center
                South Tower, 6th Fl., New York, NY  10080-6106
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-4161

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                                            -------------------
                                                                   Units
                                                                   -----
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             Yes  X     No
                                                                   ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 [X]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                      Documents Incorporated By Reference

The registrant's "1995 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1995.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                      Annual Report for 1995 on Form 10-K

                               Table of Contents
                               -----------------


                                    PART I
                                    ------
                                                               PAGE
                                                               ----

Item 1.     Business                                             1

Item 2.     Properties                                           2

Item 3.     Legal Proceedings                                    3

Item 4.     Submission of Matters to a Vote of Security Holders  3

                                    PART II
                                    -------

Item 5.     Market for Registrant's Common
            Equity and Related Stockholder Matters               3

Item 6.     Selected Financial Data                              3

Item 7.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations     3

Item 8.     Financial Statements and Supplementary Data          5

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  5

                                   PART III
                                   --------

Item 10.    Directors and Executive Officers of the Registrant   5

Item 11.    Executive Compensation                               6

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                       6

Item 13.    Certain Relationships and Related Transactions       6

                                    PART IV
                                    -------

Item 14.    Exhibits, Financial Statement
            Schedules and Reports on Form 8-K                    7

                                 PART I
                                 ------

Item 1:  Business
         --------

       (a) General Development of Business:
           -------------------------------

          The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986. Its sole public offering of units of limited partnership interest ("Units") commenced on October 27, 1986, and the Partnership began commodity futures, forwards and options trading on January 2, 1987 through a Joint Venture (the "Joint Venture") with and under the direction of Millburn Ridgefield Corporation ("Millburn Ridgefield" or the "Trading Advisor"). Millburn Ridgefield is a Delaware corporation registered with the Commodity Futures Trading Commission ("CFTC") as a commodity trading advisor, commodity pool operator and futures commission merchant. The Partnership, through the Joint Venture, engages in the speculative trading of commodity futures, forward and options contracts on currencies, financial instruments, stock indices, metals, and energy and agricultural products.

          Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.) (the "General Partner" or "MLIP") acts as the general partner of the Partnership, and Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Joint Venture's commodity broker. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. The General Partner is currently a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc.

       The General Partner maintains a minimum account balance equal to at least 1% of the total capital of the Fund, and must do so as long as it remains General Partner of the Partnership.

       (b) Financial Information about Industry Segments:
           ---------------------------------------------
          The Joint Venture's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

       (c) Narrative Description of Business:
           ---------------------------------

          The Joint Venture Agreement between the Partnership and the Trading Advisor may be terminated by the General Partner, acting on behalf of the Partnership, under certain circumstances involving, for example, substantial losses or changes in control of the Trading Advisor. The termination of the Joint Venture Agreement would not necessarily terminate the Partnership, but would require the General Partner to make other advisory arrangements for the Joint Venture. The Joint Venture Agreement has been continually renewed since the inception of trading and currently terminates on December 31, 1996 unless further renewed. Millburn Ridgefield has been the sole Trading Advisor of the Fund since inception.

          The Joint Venture is a speculative commodity pool and, as such, the success of its operations depends entirely upon the profitability of its trading as directed by the Trading Advisor (or such other advisor as may be selected for the Partnership in the future) in charge of managing the Partnership's assets from time to time. Since the Joint Venture's inception, the Trading Advisor has served in this capacity.

          The objective of Millburn Ridgefield's trading method is to participate in all major sustained price moves in the markets traded. Millburn Ridgefield will make trading decisions pursuant to its trading method which includes technical trend analysis (and certain non-trend-following technical systems) and money management principles which may be revised from time to time. Given trends in price of sufficient duration and magnitude, these trading systems may be profitable even though more than half of all individual trades are unprofitable. A period of time without such trends, however, may result in substantial losses. Millburn Ridgefield has a substantial ongoing research effort to improve its currency and futures trading method and to apply its quantitative analysis expertise to new financial products.

          Trading is limited to markets which Millburn Ridgefield believes are sufficiently liquid in respect of the amount of trading contemplated.

          In addition to the volatility overall, Millburn Ridgefield's risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets. The first principle is portfolio diversification which further improves the quality of profits by reducing volatility. In any currency and futures portfolio, Millburn Ridgefield will select markets and assign them relevant weightings to achieve broad diversification. Factors considered include profitability, liquidity, market depth, correlation of losing periods and Millburn Ridgefield's trading experience. Millburn Ridgefield seeks a portfolio where returns from trading are not highly correlated; returns are not all positive or negative at the same time.

          Additional money management principles, applicable to the portfolio as a whole include: limiting the assets committed as margin, generally within a range of 15% to 30% of an account's net assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market) and changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.

          Another important risk management function is the careful control of leverage or portfolio size. Appropriate leverage levels are determined by simulating the entire portfolio - all markets, all systems, all risk control overlays, the exact weightings of the markets in the portfolio and the proposed level of leverage - over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period.

          The money management principles, computer assisted research into historical trading data, and experience of the principals of Millburn Ridgefield are factors upon which decisions concerning the percentage of assets to be used for each market traded and the size of positions taken or maintained are based. From time to time decisions to increase or decrease the size of a position, long or short, may be made. Such decisions also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movement, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

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

          The Joint Venture trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") that contacts at least two counterparties along with Merrill Lynch International Bank ("MLIB") for all of the Joint Ventures currency trades. The F/X Desk contacts at least two counterparties in addition to MLIB for a price quote on each trade. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee (at current exchange rates) equal to approximately $5.00 to $12.50 on each purchase or sale of a futures-contract equivalent face amount of a foreign
currency on each transaction.   No service fee is charged on trades awarded to
MLIB (on which MLIB receives a "bid-ask" spread). MLIB is awarded trades only if its price is (without the service fee) equal to or better than the best price (including the service charge) offered by any of the other counterparties contacted.

          The F/X Desk trades using credit lines provided by a Merrill Lynch entity. The Joint Venture is not required to margin or otherwise guarantee its F/X Desk trading.

          Certain of the Joint Venture's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market ("IMM"). In its EFP trading with Merrill Lynch, the Joint Venture acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Joint Venture's other F/X Desk trading. When the Joint Venture exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity. The General Partner estimates the Joint Venture's service fee and EFP differential costs to total no more than 0.25 of 1% of the Joint Venture's average month-end Net Assets on an annual basis.

          The Fund, to the extent that it has executed currency EFP transactions in the past, has both acquired its cash positions and effected the exchange of positions for futures contracts through brokers other than MLF (to which the futures positions were ultimately given up to be cleared).

          A substantial portion of the Partnership's assets are maintained as cash in trading accounts with the Commodity Broker. The Commodity Broker credits the Partnership's accounts with interest on its assets (not all of which are available for investment) at a rate of 0.5% per annum below the 91-day Treasury bill rate. Certain of the Partnership's assets are invested in short-term sovereign debt obligations of foreign countries and used to margin futures positions on such countries exchanges.

          Each Limited Partner may redeem any or all of their Units at month-end upon notifying the General Partner ten days prior to such month-end. Each Unit redeemed is paid the current month-end Net Asset Value as calculated by the General Partner.

          The General Partner, the Trading Advisor and Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission and National Futures Association. Other than in respect of its periodic reporting requirements, the Partnership is generally not subject to regulation by the Securities and Exchange Commission.

          (i) through (xii) -- not applicable.

          (xiii) The Joint Venture has no employees.

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

Item 3:  Legal Proceedings
         -----------------

         There are no pending legal proceedings to which the Partnership or the Joint Venture is a party.

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

         (b)  Holders:
              -------
         As of December 31, 1995, there were 464 holders of Units, including the General Partner.

         (c)  Dividends:
              ---------
         The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any such distributions in the future.

Item 6:  Selected Financial Data
         -----------------------

         The following is a summary of selected consolidated financial data of the Partnership:


                             Year Ended     Year Ended    Year Ended     Year Ended    Year Ended
                             December 31,  December 31,  December 31,   December 31,  December 31,
                                 1995          1994          1993           1992          1991
                             ------------  ------------  ------------   ------------  ------------
Revenues:
  Realized gain (loss)       $ 2,689,922    $2,206,016     $  369,871   $ 3,222,430   $  (602,041)
  Change in unrealized
    gain (loss)                  405,757      (891,323)     1,010,906    (1,250,488)    1,042,707
  Interest income                468,023       290,482        216,417       266,889       516,060
                             ------------  ------------  ------------   ------------  ------------
       Total revenue           3,563,702     1,605,175      1,597,194     2,238,831       956,726

Expenses:
   Brokerage commissions       1,208,671     1,056,436      1,196,550     1,239,484     1,383,678
   Profit shares                 471,976       119,420         83,410       187,260           -0-
                             ------------  ------------  ------------   ------------  ------------
       Total Expenses          1,680,647     1,175,856      1,279,960     1,426,744     1,383,678
                             ------------  ------------  ------------   ------------  ------------
Net income (loss)            $ 1,883,055    $  429,319     $  317,234   $   812,087   $  (426,952)
                             ============  ============  ============   ============  ============
Total assets                 $10,477,200    $9,155,701     $9,936,486   $10,627,856   $11,496,970
Total partners' capital      $ 9,891,103    $8,863,340     $9,610,371   $10,291,312   $11,233,427
Net Asset Value per Unit         $238.96       $195.94        $185.64       $179.60       $164.41

Item 7:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Operational Overview; Advisor Selections
----------------------------------------
         Due to the nature of the Fund's business, its results of operations depend on Trading Advisor's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. The Trading Advisor's trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

Results of Operations - General
-------------------------------
         Unlike an operating business, MLIP believes that it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date (even over the nine year operational history of the Fund to date). The Trading Advisor regards its strategy as long-term in nature.

         Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) the Trading Advisor is affected by trends in general as well as by particular types of trends.

         The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Trading Advisor attempts to control the market risk inherent in derivatives trading by applying multiple trading systems in each market as well as implementing the basic risk management policies described above under "Item 1: Business - (c) Narrative Description of Business." However, as a single-advisor fund, the Partnership must be considered a more speculative investment than the multi-advisor funds which have become popular in the public commodity pool markets during approximately the last decade. Millburn Ridgefield trades a diversified portfolio for the Fund, but with an emphasis on the currency and financial instrument markets.

Performance Summary
-------------------
         During 1993, the Fund's average month-end Net Assets equalled $9,410,468, and the Fund recognized gross trading gains of $1,380,777 or 14.67% of such average month-end Net Assets. Brokerage commissions of $1,196,550 or 12.72% and Profit Shares of $83,410 or 0.89% of average month-end Net Assets were paid. Interest income of $216,417 or 2.30% of average month-end Net Assets resulted in net income of $317,234 or 3.37% of average month-end Net Assets, which resulted in a 3.36% increase in the Net Asset Value per Unit.

         During 1994, the Fund's average month-end Net Assets equalled $8,284,849, and the Fund recognized gross trading gains of $1,314,693 or 15.87% of such average month-end Net Assets. Brokerage commissions of $1,056,436 or 12.75% and Profit Shares of $119,420 or 1.44% of average month-end Net Assets were paid. Interest income of $290,482 or 3.51% of average month-end Net Assets resulted in net income of $429,319 or 5.18% of average month-end Net Assets, which resulted in a 5.55% decrease in the Net Asset Value per Unit.

         During 1995, the Fund's average month-end Net Assets equalled $9,852,663, and the Fund recognized gross trading gains of $3,095,679 or 31.42% of such average month-end Net Assets. Brokerage commissions of $1,208,671 or 12.27% and Profit Shares of $471,976 or 4.79% of average month-end Net Assets were paid. Interest income of $468,023 or 4.75% of average month-end Net Assets resulted in net income of $1,883,055 or 19.11% of average month-end Net Assets which resulted in a 21.96% increase in the overall Net Asset Value of the Fund.

         In its past 36 months of trading, the Fund experienced 19 profitable months and 17 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
                      ----------------------------------


        Jan.     Feb.     Mar.     Apr.     May      June     July     Aug.     Sept.    Oct.     Nov.     Dec.
        -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
1993    $174.03  $182.97  $181.37  $190.86  $186.44  $180.53  $188.27  $172.77  $173.34  $170.26  $172.38  $185.64
1994    $170.96  $168.29  $179.52  $174.67  $182.59  $191.83  $186.02  $174.47  $179.91  $184.24  $192.32  $195.94
1995    $189.48  $201.01  $231.61  $240.44  $235.91  $237.51  $230.15  $231.47  $226.17  $224.81  $224.36  $238.96

Importance of Market Factors
----------------------------
         Comparisons between the Fund's performance in one fiscal year to that in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. Millburn Ridgefield's strategy is based on technical trend analysis (and certain non-trend following technical systems). Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, the Trading Advisor will not infrequently miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 10% in a single day).

Liquidity
---------
         Most of the Joint Venture's assets are held as cash which, in turn, is used to margin its futures positions and earns interest income and is withdrawn, as necessary, to pay redemptions and fees.

         The futures contracts in which the Joint Venture trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as "daily limits." During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Joint Venture from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to large spreads between "bid" and "ask" prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

Capital Resources
-----------------
         The Joint Venture does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Joint Venture uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

         Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements required by this Item are included on pages E-1 through E-15.

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

                                   PART III
                                   --------

Item 10:  Directors and Executive Officers of the Registrant
          --------------------------------------------------

  (a,b)   Identification of Directors and Executive Officers:
          ---------------------------------------------------
          As a limited partnership, the Joint Venture itself has no officers or directors and is managed by the General Partner. Trading decisions are made on behalf of the Joint Venture, through the Joint Venture, by the Trading Advisor.

          Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.), a Delaware corporation, was organized in 1986 principally in order to serve as the general partner and commodity pool operator of commodity pools for which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as selling agent. The principal offices of the General Partner are located at Merrill Lynch World Headquarters, 6th Floor, South Tower, World Financial Center, New York, New York 10080-6106; telephone (212) 236-4161.

          The directors and officers of the General Partner, and titles as of December 31, 1995 are as follows:

        John R. Frawley, Jr.  President, Chief Executive Officer and Director
        James M. Bernard      Chief Financial Officer, Senior Vice President and
                              Treasurer
        Jeffrey F. Chandor    Senior Vice President and Director of Sales,
                              Marketing and Research
        William T. Maitland   Secretary and Director
        Allen N. Jones        Chairman and Director

        John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chief Executive Officer, President and a Director of MLIP and Co-Chairman of Merrill Lynch Futures. He joined MLPF&S in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. From its formation in 1990 through its dissolution in 1994, Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee. Mr. Frawley is currently a member of the CFTC's Financial Products Advisory Committee. In January 1996, Mr. Frawley was re-elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is also a Director of that organization and Vice Chairman of the Futures Industry Institute.

        James M. Bernard was born in 1950. Mr. Bernard is Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined Merrill Lynch Futures in 1983. Prior to such time he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor with Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University.

        Jeffrey F. Chandor was born in 1945. Mr. Chandor is Senior Vice President and the Director of Sales, Marketing and Research of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

        William T. Maitland was born in 1949. From MLIP's inception in August 1986 through June 1, 1988, Mr. Maitland was the Secretary and a Director of MLIP and, on August 15, 1992, he once again assumed these positions. Mr. Maitland is the General Counsel for Futures & Options for MLPF&S, a position he has held since November 1990, and is a member of the Board of Directors of Merrill Lynch Futures. In 1971, Mr. Maitland graduated with a Bachelor of Arts degree from Fordham University where his field of concentration was economics. In 1974, he received his Juris Doctor degree from Fordham Law School. Mr. Maitland joined MLPF&S in 1979. Mr. Maitland is presently a member of the Board of Directors of the NFA and the Futures Industry Association ("FIA") and a past President of the Executive Committee of the Law & Compliance Division of the FIA. He is a member of the Committee on Commodities Regulation of the Association of the Bar of the City of New York.

        Allen N. Jones was born in 1942. Mr. Jones is Chairman and a Director of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to May 1992, he held the position of First Vice President of MLPF&S. From January 1990 to June 1992, he held the position of District Director of MLPF&S. Prior to January 1990, he held the position of Senior Regional Vice President of MLPF&S.

     (c)  Identification of Certain Significant Employees:
          -----------------------------------------------
          None. The Trading Advisor directs the trading activities of the Joint Venture through the Joint Venture.

     (d)  Family Relationships:
          --------------------
          None.

     (e)  Business Experience:
          -------------------
          See Item 10(a)(b) above.

     (f)  Involvement in Certain Legal Proceedings:
          ----------------------------------------
          None.

     (g)  Promoters and Control Persons:
          -----------------------------
          The General Partner is the sole promoter and controlling person of the Partnership.

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

Item 12:  Security Ownership of Certain Beneficial Owners and Management:
          --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners:
               -----------------------------------------------
               As of December 31, 1995, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

          (b)  Security Ownership of Management:
               --------------------------------
               As of December 31, 1995, the Trading Advisor owned 1,026 Units and the General Partner owned 518 Unit equivalents. This represents, on a combined basis, less than 4% of the total Units outstanding.

          (c)  Changes in Control
               ------------------
               None.

Item 13:  Certain Relationships and Related Transactions
          ----------------------------------------------

          (a)  Transactions with Management and Others:
               ---------------------------------------

        The General Partner performs certain services for the Partnership, which include selecting a Trading Advisor to make trading decisions for the Partnership through the Joint Venture, managing the Joint Venture and providing for all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner pays all expenses relating to such services, including all such expenses of the Joint Venture, at no cost to the Partnership. The monthly brokerage commission rate paid by the Joint Venture to the Commodity Broker was 1% (12% annually). This rate was reduced to 11.92% annually during 1993. Effective January 1, 1996, the brokerage commission the Joint Venture pays to the Commodity Broker will be reduced to
 .9725% (a 11.67% annual rate), and the Partnership will pay an administrative fee of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rate charged to the Joint Venture during the year ended December 31, 1995, 1994 and 1993 was approximately $120, $33 and $29, respectively (not including forward contracts on a futures contract equivalent basis in calculating the round-turn rate). The consulting fee rate paid by the commodity broker to the Trading Advisor is 0.33% (4% annually) of the Joint Venture's month-end Net Assets.

        (b)  Certain Business Relationships:
             ------------------------------
             MLF, an affiliate of the General Partner, acts as Commodity Broker for the Joint Venture at the selection of the General Partner. The General Partner will not negotiate for lower commissions to be charged to the Joint Venture and the commissions charged to the Joint Venture have not been negotiated at arms' length between the General Partner and its affiliate, Merrill Lynch Futures Inc.

             In 1995, the Joint Venture paid $1,208,671 in brokerage fees to MLF, which, in turn, paid $405,561 in consulting fees to the Trading Advisor.

             See Item 1(c) "Narrative Description of Business" for a discussion of other business dealings between MLIP affiliates and the Joint Venture.

        (c)  Indebtedness of Management:
             --------------------------
             The Joint Venture is prohibited from making any loans.

        (d)  Transactions with Promoters:
             ---------------------------
             Not applicable.

                                    PART IV
                                    -------

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)1. Financial Statements:
                --------------------
                                                                  Page
                                                                  ----

Independent Auditors' Report                                      E-5

Consolidated Statements of Financial Condition
  as of December 31, 1995 and 1994                                E-6

For the Years Ended December 31, 1995, 1994 and 1993:
      Consolidated Statements of Income                           E-7
      Consolidated Statements of Changes in
         Partners' Capital                                        E-8

Notes to Consolidated Financial Statements                        E-9

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

(a)3. Exhibits:
      --------
      The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation     Description
-----------     -----------

1.01 Form of Selling Agreement among the Partnership, the General Partner, Merrill Lynch Futures Inc., the Trading Advisor, and the Selling Agent.

Exhibit 1.01:   Is incorporated by reference from Exhibit 1.01 contained in
------------
                Amendment No. l to the Registration Statement (File No. 33-8377) filed on October 21, 1986 on Form S-l under the Securities Act of 1933.

3.01            Amended and Restated Limited Partnership Agreement of the
                Partnership.

Exhibit 3.01:   Is incorporated by reference from Exhibit 3.0l contained in
------------    Amendment No. l to the Registration Statement (File No. 33-8377)
                filed on October 21, 1986, on Form S-l under the Securities Act of 1933.

3.02 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990.

Exhibit 3.02:   Is incorporated by reference from Exhibit 3.02 contained in the
------------    Partnership's report on Form 10-K for the fiscal year ended
                December 31, 1989.

3.03            Amended and Restated Certificate of Limited Partnership, dated
                March 1, 1990.

Exhibit 3.03:   Is incorporated by reference from Exhibit 3.03 contained in the
------------    Partnership's report on Form 10-K for the fiscal year ended
                December 31, 1989.

3.04 Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.04:   Is incorporated by reference from Exhibit 3.04 contained in the
------------    Partnership's report on Form 10-Q for the Quarter Ended
                September 30 , 1995.

10.03           Consulting Agreement, dated as of April 1, 1987.

Exhibit 10.03:  Is incorporated by reference from Exhibit 10.05(a) contained in
-------------   the Partnership's Form 10-K of December 31, 1987 filed on March
                28, 1988.

10.04 Amendment No. 2 to the Joint Venture Agreement, dated as of December 31, 1987.

Exhibit 10.04:  Is incorporated by reference from Exhibit 10.04 contained in the
-------------   Partnership's report on Form 10-K for the fiscal year ended
                December 31, 1989.

10.05 Amendment No. 3 to the Joint Venture Agreement, dated as of December 31, 1988.

Exhibit 10.05:  Is incorporated by reference from Exhibit 10.05 contained in the
-------------   Partnership's report on Form 10-K for the fiscal year ended
                December 31, 1989.

10.06 Amendment No. 4 to the Joint Venture Agreement, dated as of December 31, 1989.

Exhibit 10.06:  Is incorporated by reference from Exhibit 10.06 contained in the
-------------   Partnership's report on Form 10-K for the fiscal year ended
                December 31, 1989.

10.07           Amendment No. 5 to the Joint Venture Agreement, dated as of
                January 1, 1990.

Exhibit 10.07:  Is incorporated by reference from Exhibit 10.07 contained in the
-------------   Partnership's Form 10-K of December 31, 1990, filed on March 27,
                1991.

10.08           Amendment No. 6 to the Joint Venture Agreement, dated as of
                January 1, 1992.

Exhibit 10.08:  Is incorporated by reference from Exhibit 10.08 contained in the
-------------   Partnership's report on Form 10-K for the Fiscal Year Ended
                December 31, 1991.

10.09           Amendment No. 7 to the Joint Venture Agreement, dated as of
                January 1, 1993.

Exhibit 10.09:  Is incorporated by reference from Exhibit 10.09 contained in the
-------------   Partnership's report on Form 10-K for the Fiscal Year Ended
                December 31, 1992.

10.10 Amendment No. 8 to the Joint Venture Agreement, dated as of January 1, 1994.

Exhibit 10.10:  Is incorporated by reference from Exhibit 10.09 contained in the
-------------   Partnership's report on Form 10-K for the Fiscal Year Ended
                December 31, 1994.

10.11 Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and prospective trading advisors.

Exhibit 10.11:  Is incorporated by reference from Exhibit 10.11 contained in the
-------------   Registrant's report on Form 10-Q for the Quarter Ended June 30,
                1995.

13.01           1995 Annual Report and Independent Auditors' Report.

Exhibit 13.01:  Is filed herewith.
-------------

99.01           Prospectus of the Partnership dated October 27, 1986.

Exhibit 99.01:  Is incorporated by reference as filed with the Securities and
-------------   Exchange Commission pursuant to Rule 424 under the Securities
                Act of 1933, as amended, on October 31, 1986.

(b)  Reports on Form 8-K:
     -------------------
     Form 8-K was filed by the Registrant on July 28, 1995 disclosing MLIP's name change from ML Futures Investment Partners Inc.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                        By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                        General Partner


                        By:  /s/ John R. Frawley, Jr.
                             ------------------------
                             John R. Frawley, Jr.
                             President, Chief Executive Officer and
                             Director (Principal Executive Officer)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 28, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.


      Signature                                       Title                               Date
-----------------------               -------------------------------------           --------------

/s/John R. Frawley, Jr.               President and Chief Executive Officer           March 28, 1996
-----------------------
John R. Frawley, Jr.                  and Director

/s/James M. Bernard                   Chief Financial Officer, Treasurer              March 28, 1996
-------------------
James M. Bernard                      (Principal Financial and Accounting
                                      Officer) and Senior Vice President

/s/Jeffrey F. Chandor                 Senior Vice President and Director              March 28, 1996
---------------------
Jeffrey F. Chandor                    of Sales, Marketing and Research

/s/William T. Maitland                Director                                        March 28, 1996
----------------------
William T. Maitland

/s/Allen N. Jones                     Director                                        March 28, 1996
-----------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT       General Partner of       March 28, 1996
   PARTNERS INC.                 Registrant


By: /s/ John R. Frawley, Jr.
    ------------------------
    John R. Frawley, Jr.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                                1995 FORM 10-K
                               INDEX TO EXHIBITS
                               -----------------

                                   EXHIBIT                      PAGE
                             ---------------------
Exhibit 13.01           1995 Annual Report and Independent       E-1
                        Auditors' Report