Form 10-Q
period 1996-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1996-05-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

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

       Delaware                                            13-3365950
- -------------------------------                ---------------------------------
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

                                 212-236-4161
             -----------------------------------------------------
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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                   March 31,      December 31,
                                                      1996           1995
                                                   ----------     -----------
ASSETS
- ------
Accrued interest (Note 3)                          $   31,953     $    39,699
Equity in commodity futures trading accounts:
    Cash and option premiums                        9,357,008       9,860,595
    Net unrealized gain on open contracts              23,113         576,906
                                                 ------------   -------------
                TOTAL                              $9,412,074     $10,477,200
                                                 ============   =============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Administrative expense payable                 $    1,961      $        -
    Redemptions payable                                76,674           7,169
    Brokerage commissions payable (Note 3)             91,529         103,775
    Profit shares payable                                   -         475,153
                                                 ------------   -------------
            Total liabilities                         170,164         586,097
                                                 ------------   -------------

PARTNERS' CAPITAL:
    General Partner (518 and 518 Units)               116,812         123,779
    Limited Partners (40,465 and 40,875             9,125,098       9,767,324
     Units)
                                                 ------------   -------------
            Total partners' capital                 9,241,910       9,891,103
                                                 ------------   -------------
                TOTAL                              $9,412,074     $10,477,200
                                                 ============   =============
NET ASSET VALUE PER UNIT                              $225.51         $238.96
(Based on 40,983 and 41,393 Units outstanding)   ============     ===========

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                            For the three      For the three
                                             Months ended       Months ended
                                            March 31, 1996     March 31, 1995
                                          -----------------  ----------------
REVENUES:
    Trading profits (loss):
        Realized                                 $ 193,030         $  994,453
        Change in unrealized                      (553,793)         1,146,486
                                                 ---------    ---------------
            Total trading results                 (360,763)         2,140,939
                                                 ---------    ---------------
    Interest income (Note 3)                        96,714            110,485
                                                 ---------    ---------------
            Total revenues                        (264,049)         2,251,424
                                                 ---------    ---------------

EXPENSES:
    Profit shares                                        -            394,659
    Brokerage commissions (Note 3)                 286,615            282,978
    Administrative expense                           6,140                  -
                                                 ---------    ---------------
            Total expenses                         292,755            677,637
                                                 ---------    ---------------
NET (LOSS) INCOME                                $(556,804)        $1,573,787
                                                 =========    ===============

NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding (Note 4)                        41,370             44,647
                                                 =========         ==========
Weighted average net (loss) income per             $(13.46)            $35.25
 unit                                            =========         ==========

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         ------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------

               For the three months ended March 31, 1996 and 1995
               --------------------------------------------------

                                                     Limited      General
                                           Units     Partners     Partner        Total
                                          -------  ------------  ---------  ---------------
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                       45,234   $ 8,761,840   $101,500      $ 8,863,340

Net income                                     -     1,555,311     18,476        1,573,787

Redemptions                               (1,236)     (246,686)         -         (246,686)
                                        --------   -----------   --------    -------------

PARTNERS' CAPITAL,
  MARCH 31, 1995                          43,998   $10,070,465   $119,976      $10,190,441
                                        ========   ===========   ========    =============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                       41,393   $ 9,767,324   $123,779      $ 9,891,103

Net loss                                       -      (549,837)    (6,967)        (556,804)

Redemptions                                 (410)      (92,389)         -          (92,389)
                                        --------   -----------   --------    -------------

PARTNERS' CAPITAL,
  MARCH 31, 1996                          40,983   $ 9,125,098   $116,812      $ 9,241,910
                                        ========   ===========   ========    =============

See notes to consolidated financial statements.

THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
(A Delaware Limited Partnership) AND JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986 and commenced trading activities on January 2, 1987. The Partnership, through its joint venture, engages in the speculative trading of futures, options and forward contracts on a wide range of commodities. Millburn Ridgefield Corporation (the "Trading Manager") is the trading manager for the Partnership. Merrill Lynch Investment Partners Inc. (formerly, ML Futures Investment Partners Inc.) ("MLIP" or the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc. ("Merrill Lynch"), which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner of the Partnership, and Merrill Lynch Futures Inc. ("MLF"), also an affiliate of Merrill Lynch, is its commodity broker. MLIP invests for its account the lesser of $100,000 or 3% of the total contributions to the Partnership, but in no event less than 1% of such total contributions. MLIP and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interests in it.

   The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1995 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1995.
   The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

   The consolidated financial statements include the accounts of the Joint Venture (the "Joint Venture") to which the Partnership has contributed substantially all of its available capital, representing a current equity interest in the Joint Venture of approximately 99%. All related transactions between the Partnership and the Joint Venture are eliminated in consolidation.

   Estimates
   ---------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition
   -------------------

   Commodity futures, options, and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements.

   Operating Expenses
   ------------------

   The General Partner pays for all routine operating cost (including legal, accounting, printing, postage and similar administrative expenses) of the Partnership, including the Partnership's share of any such costs incurred by the Joint Venture (Note 2).

   Income Taxes
   ------------

   No provision for income taxes had been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Partnership's income and expenses as reported for income tax purposes.

   Distributions
   -------------

   The Unitholders are entitled to receive, equally per Unit, any distributions which may be made by the Partnership. No such distributions have been made as of March 31, 1996.

   Redemptions
   -----------

   A Limited Partner may require the Partnership to redeem some or all of their Units at the Net Asset Value as of the close of business on the last business day of any month upon ten calendar days' notice.

   Dissolution of the Partnership
   ------------------------------

   The Partnership will terminate on December 31, 2006 or at an earlier date if certain conditions occur, as well as under certain other circumstances as defined in the Limited Partnership Agreement.

2. JOINT VENTURE AGREEMENT

   The Partnership and Millburn Partners entered into a Joint Venture Agreement whereby Millburn Partners contributed $100,000 to the Joint Venture and the Partnership contributed all of its available capital (except for an administrative reserve). Subsequently, Millburn Partners entered into an assignment with the Trading Manager, assigning its rights and obligations under the Joint Venture Agreement. The Joint Venture Agreement was renewed for the year ended December 31, 1996. The General Partner is the manager of the Joint Venture, while the Trading Manager has sole discretion in determining the commodity futures, options and forward trades to be made on its behalf, subject to the trading limitations outlined in the Joint Venture Agreement.

   Pursuant to the Joint Venture Agreement, the Trading Manager and the Partnership share in the profits of the Joint Venture based on equity ownership after 20% of annual New Trading Profits, as defined, are allocated to the Trading Manager. Losses are allocated to the Trading Manager and the Partnership based on equity ownership.

3. RELATED PARTY TRANSACTIONS

   All of the Joint Venture's assets are deposited with MLF. As a means of approximating the interest rate which would be earned by the Joint Venture had 100% of its Net Assets on deposits with MLF been invested in 91-day Treasury bills, MLF pays the Joint Venture interest on its account equity on deposit with MLF at a rate of 0.5 of 1% per annum below the prevailing 91-day Treasury bill rate. In the case of its trading in certain foreign futures contracts, the Joint Venture deposits margin in foreign currency denominated instruments or cash and earns interest generally at a rate of 0.5 of 1% per annum below the prevailing short-term government interest rate in the country in question. Any additional economic benefit derived from possession of the Joint Venture's assets accrues to MLF or its affiliates.

   The Joint Venture pays brokerage commissions to MLF at a flat rate of .9933 of 1% (an 11.92% annual rate) of the Joint Venture's month-end assets. Monthly-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Joint Venture pays to the Commodity Broker was reduced to .9725% (a 11.67% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). MLIP estimates that the round-turn equivalent commission rate charged to the Joint Venture during the years ended March 31, 1996 and 1995, was approximately $106 and $33, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

   MLF pays the Trading Manager annual Consulting Fees of 4% of the Joint Venture's average month-end assets, after reduction for a portion of the brokerage commissions.

   The Joint Venture trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") established by MLIP, that contacts at least two counterparties along with Merrill Lynch International Bank ("MLIB"), for all of the Partnership's currency trades. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee equal (at current exchange rates) to approximately $5.00 to $12.50 on each purchase or sale of a futures contract equivalent face amount of a foreign currency. No service fees are charged on any trades awarded to MLIB (which receives a "bid-ask" spread on such trades). MLIB is awarded trades only if its price (which includes no service fee) is equal to or better than the best price (including the service fee) offered by any of the other counterparties contacted.

   The F/X Desk trades on the basis of credit lines provided by a Merrill Lynch entity. The Joint Venture is not required to margin or otherwise guarantee its F/X Desk trading.

   Certain of the Joint Venture's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market. In its EFP trading, the Joint Venture acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Joint Venture's other F/X Desk trading. When the Joint Venture exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity.

   The Joint Venture's F/X Desk service fee and EFP differential costs have, to date, totaled no more than 0.25 of 1% per annum of the Joint Venture's average month-end Net Assets.

4. WEIGHTED AVERAGE UNITS

   The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average number of Units outstanding at March 31, 1996 and 1995 equals the Units outstanding as of such date, adjusted proportionately for Units redeemed based on the respective length of time each was outstanding during the preceding period.

5. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Joint Venture trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Joint Venture's revenues by reporting category for the quarter ended March 31, 1996 was as follows:

                       1996
                    ----------
   Interest rate    $(137,674)
   Stock indices       (1,045)
   Commodities       (231,465)
   Currencies         203,417
   Energy              46,979
   Metals            (240,975)
                  -----------
                    $(360,763)
                  ===========

   Market Risk
   -----------

   Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Joint Venture's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Joint Venture as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

   The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Trading Manager, calculating the Net Asset Value of the Joint Venture as of the close of business on each day and reviewing outstanding positions for over-concentration. While the General Partner will not itself intervene in the markets to hedge or diversify the Joint Venture's market exposure, the General Partner may urge the Trading Manager to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Trading Manager monitoring, with the market risk controls being applied by the Trading Manager.

   Fair Value
   ----------

   The derivative instruments used in the Joint Venture's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Consolidated

   Statements of Income. The contract/notional values of the Trading Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                                     1996                                    1995
                    --------------------------------------- ---------------------------------------
                       Commitment to       Commitment to       Commitment to       Commitment to
                    Purchase (Futures,  Purchase (Futures,  Purchase (Futures,  Purchase (Futures,
                    Options & Forwards) Options & Forwards) Options & Forwards) Options & Forwards)
                    ------------------- ------------------- ------------------- -------------------
Interest rate           $18,697,221         $28,103,384         $17,631,109         $17,124,189
Stock indices             3,182,975           1,555,257           2,744,799                   -
Commodities               2,799,537             376,020             987,392           1,770,746
Currencies               29,849,506          46,379,792          19,188,424          33,984,223
Energy                    3,383,554                   -           4,266,468                   -
Metals                    6,406,982           2,675,704           1,106,950           4,593,110
                        -----------         -----------         -----------         -----------
                        $64,319,775         $79,090,157         $45,925,142         $57,472,268
                        ===========         ===========         ===========         ===========

   Substantially all of the Joint Venture's derivative instruments outstanding as of March 31, 1996 expire within one year.

   The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of March 31, 1996 and December 31, 1995 was as follows:

                                     1996                                    1995
                    --------------------------------------- ---------------------------------------
                       Commitment to       Commitment to       Commitment to       Commitment to
                    Purchase (Futures,  Purchase (Futures,  Purchase (Futures,  Purchase (Futures,
                    Options & Forwards) Options & Forwards) Options & Forwards) Options & Forwards)
                    ------------------- ------------------- ------------------- -------------------
Exchange traded         $31,126,604         $30,034,661         $26,004,588         $21,373,095
Non-Exchanged
  traded                 33,193,171          49,055,496          19,920,554          36,099,173
                        -----------         -----------         -----------         -----------
                        $64,319,775         $79,090,157         $45,925,142         $57,472,268
                        ===========         ===========         ===========         ===========

   The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended March 31, 1996 and the year ended December 31, 1995 was as follows:

                                     1996                                    1995
                    --------------------------------------- ---------------------------------------
                       Commitment to       Commitment to       Commitment to       Commitment to
                    Purchase (Futures,  Purchase (Futures,  Purchase (Futures,  Purchase (Futures,
                    Options & Forwards) Options & Forwards) Options & Forwards) Options & Forwards)
                    ------------------- ------------------- ------------------- -------------------
Interest rate           $21,637,269         $ 34,833,449         $20,766,056         $ 7,523,452
Stock indices             3,498,781            1,095,509           9,249,690           1,491,066
Commodities               2,837,238              359,663           1,548,022           1,302,572
Currencies               44,003,386           61,048,674          42,383,672          40,767,472
Energy                    2,301,521            1,885,871           2,368,843           1,331,304
Metals                    4,875,659            4,357,051           2,456,274           3,268,684
                        -----------          -----------         -----------         -----------
                        $79,153,854         $103,580,217         $78,772,557         $55,684,550
                        ===========          ===========         ===========         ===========

   A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

   Credit Risk
   -----------

   The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

   The fair value amounts in the above tables represent the extent of the Joint Venture's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included in the Consolidated Statements of Financial Condition. The Joint Venture also has credit risk because the sole counterparty or broker with respect to most of the Joint Venture's assets is MLF.

   As of March 31, 1996 and December 31, 1995, $7,220,601 and $7,759,078 of the
   Joint Venture's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

   The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                          1996                     1995
                 -----------------------  -----------------------
                   Gross         Net        Gross         Net
                 Unrealized  Unrealized   Unrealized  Unrealized
                    Gain     Gain (Loss)     Gain     Gain (Loss)
                 ----------  -----------  ----------  -----------

Exchange traded    $452,574   $ 289,859   $  892,375    $674,608
Non-Exchanged
  traded            258,200    (266,746)     205,307     (97,702)
                   --------   ---------   ----------    --------

                   $710,774   $  23,113   $1,097,682    $576,906
                   ========   =========   ==========    ========

   The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

Operational Overview: Advisor Selections
- ----------------------------------------

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

Results of Operations - General
- -------------------------------

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

Performance Summary
- -------------------

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $8,948,259, and the Fund recognized gross trading gains of $2,140,939 or 23.93% of such average month-end Net Assets. Brokerage commissions of $282,978 or 3.16% and Profit Shares of $394,659 or 4.41% of average month-end Net Assets were paid. Interest income of $110,485 or 1.24% of average month-end Net Assets resulted in a net gain of $1,573,787 or 17.59% of average month-end Net Assets, which resulted in a 18.20% increase in the Net Asset Value per Unit since December 31, 1994.

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $9,758,989, and the Fund recognized gross trading losses of $360,673 or 3.70% of such average month-end Net Assets. Brokerage commissions of $286,615 or 2.94% and Administrative expense of $6,140 or 0.06% of average month-end Net Assets were paid. Interest income of $96,714 or 1.00% of average month-end Net Assets resulted in net loss of $556,804 or 5.71% of average month end Net Assets which resulted in a 5.63% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first quarter of 1996 and 1995, the Fund experienced 4 profitable months and 2 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT

                                 Jan.      Feb.     Mar.
                     1995      $189.48   $201.01  $231.61
                     1996      $252.05   $224.51  $225.51


Importance of Market Factors
- ----------------------------

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

Liquidity
- ---------

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

Capital Resources
- -----------------

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

              There were no reports on Form 8-K filed during the first quarter of fiscal 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            THE FUTURES EXPANSION FUND
                            LIMITED PARTNERSHIP


                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)


Date:  May 13, 1996         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                               John R. Frawley, Jr.
                               President, Chief Executive Officer
                               and Director


Date:  May 13, 1996         By /s/JAMES M. BERNARD
                               -------------------
                               James M. Bernard
                               Chief Financial Officer,
                               Treasurer and Senior Vice President