Form 10-Q
period 1996-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1996-08-14
CIK 799824

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

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

                                 212-236-4161
               -----------------------------------------------
             (Registrant's telephone number, including area code)

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


                       This document contains 11 pages.
      There are no exhibits and no exhibit index filed with this document

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                               AND JOINT VENTURE
                               -----------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                     June 30,      December 31,
                                                       1996            1995
                                                       ----            ----
ASSETS
- -------
Accrued interest                                     $   30,433     $    39,699
Equity in commodity futures trading accounts:
  Cash and option premiums                            8,759,499       9,860,595
  Net unrealized gain on open contracts                 430,111         576,906
                                                   ------------    ------------
          TOTAL                                      $9,220,043     $10,477,200
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
  Administrative expense payable (Note 2)            $    1,921     $     -
  Redemptions payable                                   116,060           7,169
  Brokerage commissions payable (Note 2)                 89,662         103,775
  Profit shares payable                                    -            475,153
                                                   ------------    ------------
       Total liabilities                                207,643         586,097
                                                   ------------    ------------

PARTNERS' CAPITAL:
  General Partner (518 and 518 Units)                   117,880         123,779
  Limited Partners (39,085 and 40,875 Units)          8,894,520       9,767,324
                                                   ------------    ------------
       Total partners' capital                        9,012,400       9,891,103
                                                   ------------    ------------

          TOTAL                                       9,220,043     $10,477,200
                                                   ============    ============

NET ASSET VALUE PER UNIT
 (Based on 39,603 and 41,393 Units outstanding)         $227.57         $238.96
                                                        =======         =======

See notes to consolidated financial statements.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                         For the three      For the three      For the six        For the six
                                         months ended       months ended      months ended      months ended
                                         June 30, 1996      June 30, 1995     June 30, 1996     June 30, 1995
                                         -------------      -------------     -------------     -------------
REVENUES:
     Trading (Loss) Profits:
          Realized                           $(141,080)       $ 1,610,164            51,950        $2,604,617
          Change in unrealized                 406,999         (1,038,896)         (146,795)           62,590
                                             ---------       -------------       ----------       -----------

              Total trading results            265,919            571,268           (94,845)        2,667,207
                                            ----------       ------------        ----------       -----------

     Interest income                            94,393            124,158           191,109           234,643
                                            ----------       ------------        ----------       -----------

              Total revenues                   360,312            695,426            96,264         2,901,850
                                            ----------       ------------        ----------      ------------

EXPENSES:
     Profit shares                              -                  64,967              -              459,626
     Brokerage commissions (Note 2)            272,688            325,590           559,303           608,568
     Administrative expense (Note 2)             5,842             -                 11,983            -
                                            ----------       ------------       -----------       -----------


              Total expenses                   278,530            390,557           571,286         1,068,194
                                            ----------       ------------        ----------        ----------

NET INCOME (LOSS):                           $  81,782        $   304,869         $(475,022)       $1,833,656
                                            ==========       ============       ===========       ===========

NET INCOME (LOSS) PER UNIT:
   Weighted average number of units
        outstanding                             40,610             43,538            40,991            44,093
                                               =======            =======           =======           =======
   Weighted average net Income (Loss)
        per unit                                 $2.01              $7.00           $(11.59)           $41.59
                                                ======             ======          ========           =======

See notes to consolidated financial statements.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------

                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                           Limited       General
                             Units        Partners       Partner        Total
                             -----        --------       -------        -----
PARTNERS' CAPITAL,
 DECEMBER 31, 1994          45,234      $8,761,840      $101,500    $ 8,863,340

Net income                    -          1,814,109        19,547      1,833,656

Redemptions                 (2,746)       (605,692)        -           (605,692)
                           --------     -----------     ---------   ------------

PARTNERS' CAPITAL,
 JUNE 30, 1995              42,488      $9,970,257      $121,047    $10,091,304
                           ========     ===========     =========   ============

PARTNERS' CAPITAL,
 DECEMBER 31, 1995          41,393      $9,767,324      $123,779    $ 9,891,103

Net loss                      -           (469,123)       (5,899)      (475,022)

Redemptions                 (1,790)       (403,681)           -        (403,681)
                           --------     -----------     ---------    -----------

PARTNERS' CAPITAL,
 JUNE 30, 1996              39,603      $8,894,520      $117,880     $9,012,400
                           ========     ===========     =========   ============

See notes to consolidated financial statements.

THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
(A Delaware Limited Partnership) AND JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").

2.   RELATED PARTY TRANSACTIONS

     The Joint Venture pays brokerage commissions to MLF at a flat rate of .9933 of 1% (an 11.92% annual rate) of the Joint Venture's month-end assets. Monthly-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Joint Venture pays to the Commodity Broker was reduced to .9725% (a 11.67% annual rate), and the Partnership began to pay an administrative fee to the General Counsel of .020833% (a .25% annual rate). MLIP estimates that the round-turn equivalent commission rate charged to the Joint Venture during the six months ended June 30, 1996 and 1995, was approximately $106 and $33, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Trading Manager annual Consulting Fees of 4% of the Joint Venture's average month-end assets, after reduction for a portion of the brokerage commissions.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Joint Venture trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Joint Venture's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                          1996
                                          ----
     Interest rate                     $(380,645)
     Stock indices                      (104,500)
     Commodities                        (318,380)
     Currencies                          630,959
     Energy                              346,042
     Metals                             (268,321)
                                       -----------

                                       $ (94,845)
                                       ===========

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

     Fair Value
     ----------

     The derivative instruments used in the Joint Venture's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Consolidated Statements of Income. The contract/notional values of the Trading Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                            1996                                                 1995
                          ----------------------------------------------       -----------------------------------------------

                              Commitment to            Commitment to               Commitment to            Commitment to
                            Purchase (Futures,        Sell (Futures,              Purchase (Futures,        Sell (Futures,
                           Options & Forwards)       Options & Forwards)       Options & Forwards)          Options & Forwards)
                          -------------------      ---------------------       ------------------           ------------------
     Interest rate            $ 9,028,222               $33,213,028                $17,631,109                 $17,124,189
     Stock indices              2,562,107                 1,459,996                  2,744,799                     -
     Commodities                1,132,411                 2,047,415                    987,392                   1,770,746
     Currencies                31,651,405                35,559,963                 19,188,424                  33,984,223
     Energy                     3,375,548                   -                        4,266,468                     -
     Metals                     2,109,125                 5,789,571                  1,106,950                   4,593,110
                          ----------------            --------------             --------------              --------------

                              $49,858,818               $78,069,973                $45,925,142                 $57,472,268
                          ================            ==============             ==============              ==============

   Substantially all of the Joint Venture's derivative instruments outstanding as of June 30, 1996 expire within one year.

   The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                 1996                                                   1995
                  --------------------------------------------         -------------------------------------------

                    Commitment to             Commitment to                Commitment to            Commitment to
                   Purchase (Futures,        Sell (Futures,               Purchase (Futures,       Sell (Futures,
                  Options & Forwards)       Options & Forwards)          Options & Forwards)    Options & Forwards)
                  -------------------      -------------------         --------------------    -------------------
     Exchange
       traded             $16,361,633           $39,489,290                    $26,004,588            $21,373,095
     Non-Exchange
       traded              33,497,185            38,580,683                     19,920,554             36,099,173
                  --------------------     -----------------           --------------------     ------------------

                          $49,858,818           $78,069,973                    $45,925,142            $57,472,268
                  ====================     =================           ====================     ==================

     The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                         1996                                                       1995
                      ---------------------------------------------            ---------------------------------------------

                         Commitment to             Commitment to                   Commitment to           Commitment to
                       Purchase (Futures,        Sell (Futures,                  Purchase (Futures,       Sell (Futures,
                      Options & Forwards)        Options & Forwards)           Options & Forwards)       Options & Forwards)
                      --------------------       -------------------           --------------------      -------------------
     Interest rate            $19,510,118           $ 30,728,957                   $20,766,056                  $ 7,523,452
     Stock indices              3,388,277                966,133                     9,249,690                    1,491,066
     Commodities                2,557,053                815,343                     1,548,022                    1,302,572
     Currencies                51,561,796             64,668,941                    42,383,672                   40,767,472
     Energy                     2,629,736              1,039,236                     2,368,843                    1,331,304
     Metals                     5,181,162              6,397,846                     2,456,274                    3,268,684
                           ----------------     ------------------             -----------------           -----------------

                              $84,828,142           $104,616,456                   $78,772,557                  $55,684,550
                           ================     ==================             =================           =================

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

     As of June 30, 1996 and December 31, 1995, $6,591,629 and $7,759,078 of the
     Joint Venture's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                            1996                                      1995
                                            ----                                      ----
                                 Gross                Net                Gross                   Net
                               Unrealized          Unrealized          Unrealized            Unrealized
                                 Gain             Gain (Loss)            Gain                Gain (Loss)
                               ----------         -----------          ----------            -----------
     Exchange
       traded                   $  562,242             $443,760          $  892,375              $674,608
     Non-Exchange
       traded                      474,800              (13,649)            205,307               (97,702)
                           ----------------       ---------------    ---------------       ---------------

                                $1,037,042             $430,111          $1,097,682              $576,906
                           ================       ===============    ===============       ===============

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

           The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Trading Advisor attempts to control the market risk inherent in derivatives trading by applying multiple trading systems in each market as well as implementing the basic risk management policies described above under "Item 1: Business - (c) Narrative Description of Business." However, as a single advisor fund, the Partnership must be considered a more speculative investment than the multi-advisor funds which have become popular in the public commodity pool markets during approximately the last decade. Millburn Ridgefield trades a diversified portfolio for the Fund, but with an emphasis on the currency and financial instrument markets.

Performance Summary
- -------------------

           During the six months of 1995, the Fund's average month-end Net Assets equalled $9,602,707, and the Fund recognized gross trading gains of $2,667,207 or 27.78% of such average month-end Net Assets. Brokerage commissions of $608,568 or 6.34% and Profit Shares of $459,626 or 4.79% of average month-end Net Assets were paid. Interest income of $234,643 or 2.44% of average month-end Net Assets resulted in a net gain of $1,833,656 or 19.10% of average month-end Net Assets, which resulted in a 21.22% increase in the Net Asset Value per Unit since December 31, 1994.

           During the six months of 1996, the Fund's average month-end Net Assets equalled $9,473,799, and the Fund recognized gross trading losses of $94,845 or 1.00% of such average month-end Net Assets. Brokerage commissions of $559,303 or 5.90% and Administrative expense of $11,982 or .13% of average month end Net Assets were paid. Interest income of $191,109 or 2.02% of average month-end Net Assets resulted in net loss of $475,022 or 5.01% of average month end Net Assets which resulted in a 4.77% decrease in the Net Asset Value per Unit since December 31, 1995.

           During the six months of 1996 and 1995, the Fund experienced 8 profitable months and 4 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
         ------------------------------------------------------------
                 Jan.     Feb.     Mar.     April     May     June
         ------------------------------------------------------------
         1995    $189.48  $201.01  $231.61  $240.44  $235.91  $237.51
         ------------------------------------------------------------
         1996    $252.05  $224.51  $225.51  $236.49  $219.53  $227.57
         ------------------------------------------------------------

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

              There were no reports on Form 8-K filed during the six months of fiscal 1996.

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


                                  THE FUTURES EXPANSION FUND
                                  LIMITED PARTNERSHIP



                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)



Date:  August 9, 1996             By /s/JOHN R. FRAWLEY, JR.
                                     -----------------------
                                     John R. Frawley, Jr.
                                     President, Chief Executive Officer
                                     and Director



Date:  August 9, 1996             By /s/JAMES M. BERNARD
                                     -------------------
                                     James M. Bernard
                                     Chief Financial Officer,
                                     Treasurer and Senior Vice President