Form 10-Q
period 1996-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1996-11-13
CIK 799824

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

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

          Delaware                                        13-3365950
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
             Merrill Lynch World Headquarters-South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                               AND JOINT VENTURE
                               -----------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                                          September 30,           December 31,
                                                                              1996                    1995
                                                                              ----                    ----
ASSETS
Accrued interest                                                           $     29,955          $      39,699
Equity in commodity futures trading accounts:
    Cash and option premiums                                                  8,438,146              9,860,595
    Net unrealized gain on open contracts                                       603,237                576,906
                                                                       ------------------      ------------------

                TOTAL                                                        $9,071,338            $10,477,200
                                                                       ==================      ==================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

    Administrative expense payable (Note 2)                                $      1,890          $        -
    Redemptions payable                                                          11,510                   7,169
    Brokerage commissions payable (Note 2)                                       88,216                 103,775
    Profit shares payable                                                         -                     475,153
                                                                       ------------------      ------------------

            Total liabilities                                                   101,616                 586,097
                                                                       ------------------      ------------------

PARTNERS' CAPITAL:
    General Partner (518 and 518 Units)                                         119,249                 123,779
    Limited Partners (38,445 and 40,875 Units)                                8,850,473               9,767,324
                                                                       ------------------      ------------------

            Total partners' capital                                           8,969,722               9,891,103
                                                                       ------------------      ------------------

                TOTAL                                                        $9,071,338             $10,477,200
                                                                       ==================      ==================

NET ASSET VALUE PER UNIT
  (Based on 38,963 and 41,393 Units outstanding)                                $230.21                 $238.96
                                                                                =======                 =======

See notes to consolidated financial statements.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                               For the three        For the three       For the nine       For the nine
                                               months ended         months ended        months ended       months ended
                                               September 30,        September 30,      September 30,       September 30,
                                                   1996                 1995                1996               1995
                                             ------------------   -----------------   ----------------   ------------------
REVENUES:
    Trading Profits (Loss):
        Realized                                     $106,538            $(19,205)          $158,488            $2,585,412
        Change in unrealized                          173,126            (402,010)            26,331              (339,419)
                                             ------------------   -----------------   ----------------   ------------------

            Total trading results                     279,664            (421,215)           184,819             2,245,993
                                             ------------------   -----------------   ----------------   ------------------

    Interest income                                    92,987             124,361            284,096               359,004
                                             ------------------   -----------------   ----------------   ------------------

            Total revenues                            372,651            (296,854)           468,915             2,604,997
                                             ------------------   -----------------   ----------------   ------------------

EXPENSES:
    Profit shares                                      -                 (119,857)            -                     339,769
    Brokerage commissions (Note 2)                    264,883             302,431            824,186               910,999
    Administrative expense (Note 2)                     5,674              -                  17,657                -
                                             ------------------   -----------------   ----------------   ------------------

            Total expenses                            270,557             182,574            841,843             1,250,768
                                             ------------------   -----------------   ----------------   ------------------

NET INCOME (LOSS):                                   $102,094           $(479,428)         $(372,928)           $1,354,229
                                             ==================   =================   ================   ==================

NET INCOME (LOSS) PER UNIT:
   Weighted average number of units
        outstanding                                    39,364              42,290             40,447                43,492
                                                       ======              =======            =======               ======
   Weighted average net Income (Loss)
        per Limited Partner unit and
        General Partner unit                            $2.59             $(11.34)            $(9.22)               $31.14
                                                        =====             ========            =======               ======


See notes to consolidated financial statements.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------

             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------

                                                             Limited           General
                                              Units         Partners           Partner            Total
                                              -----         --------           -------            -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                           45,234        $8,761,840           $101,500        $8,863,340

Net income                                     -             1,338,573             15,656         1,354,229

Redemptions                                   (3,411)         (758,267)             -              (758,267)
                                           -----------   ---------------    ---------------   ---------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                          41,823        $9,342,146           $117,156        $9,459,302
                                           ===========   ===============    ===============   ===============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                           41,393        $9,767,324           $123,779        $9,891,103

Net loss                                       -              (368,398)            (4,530)         (372,928)

Redemptions                                   (2,430)         (548,453)             -              (548,453)
                                           -----------   ---------------    ---------------   ---------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996                          38,963         8,850,473            119,249         8,969,722
                                           ===========   ===============    ===============   ===============

See notes to consolidated financial statements.

THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
(A Delaware Limited Partnership) AND JOINT VENTURE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.    RELATED PARTY TRANSACTIONS

      The Joint Venture pays brokerage commissions to MLF at a flat rate of .9933 of 1% (an 11.92% annual rate) of the Joint Venture's month-end assets. Monthly-end assets are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. Effective January 1, 1996, the brokerage commission the Joint Venture pays to the Commodity Broker was reduced to .9725% (a 11.67% annual rate), and the Partnership began to pay an administrative fee to the General Counsel of .020833% (a .25% annual rate). MLIP estimates that the round-turn equivalent commission rate charged to the Joint Venture during the nine months ended September 30, 1996 and 1995, was approximately $99 and $33, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

      MLF pays the Trading Manager annual Consulting Fees of 4% of the Joint Venture's average month-end assets, after reduction for a portion of the brokerage commissions.


3.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The Joint Venture trades futures, options and forward contracts in interest rates, stock indices, commodities, currencies, energy and metals. The Joint Venture's revenues by reporting category for the nine months ended September 30, 1996 were as follows:


                                                             1996
                                                             ----
       Interest rate                                          $(5,362)
       Stock indices                                         (131,678)
       Commodities                                           (523,874)
       Currencies                                             323,214
       Energy                                                 721,929
       Metals                                                (199,410)
                                                   --------------------

                                                             $184,819
                                                   ====================

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

      Fair Value
      ----------

      The derivative instruments used in the Joint Venture's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related profit or loss reflected in trading revenues in the Consolidated Statements of Income. The contract/notional values of the Trading Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:


                                       1996                                                1995
                   ----------------------------------------------    -------------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
       Interest rate       $43,029,817         $        -                    $17,631,109                $17,124,189
       Stock indices         1,831,647                 581,930                 2,744,799                 -
       Commodities             302,720               1,386,779                   987,392                  1,770,746
       Currencies           18,329,869              32,564,914                19,188,424                 33,984,223
       Energy                2,042,650                 584,140                 4,266,468                 -
       Metals                2,597,918               4,193,610                 1,106,950                  4,593,110
                      ------------------       -----------------      --------------------        -------------------

                           $68,134,621             $39,311,373               $45,925,142                $57,472,268
                      ==================       =================      ====================        ===================

      Substantially all of the Joint Venture's derivative instruments outstanding as of September 30, 1996 expire within one year.

      The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:


                                               1996                                          1995
                           -------------------------------------------    ---------------------------------------------

                                Commitment to         Commitment to           Commitment to           Commitment to
                             Purchase (Futures,      Sell (Futures,        Purchase (Futures,        Sell (Futures,
                             Options & Forwards)   Options & Forwards)     Options & Forwards)     Options & Forwards)
                             -------------------   -------------------     -------------------     -------------------
       Exchange
          traded                    $49,355,294              $3,542,150             $26,004,588            $21,373,095
       Non-Exchange
           traded                    18,779,327              35,769,223              19,920,554             36,099,173
                            --------------------    --------------------   ---------------------   --------------------

                                    $68,134,621             $39,311,373             $45,925,142            $57,472,268
                            ====================    ====================   =====================   ====================

      The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                       1996                                                1995
                   ----------------------------------------------    -------------------------------------------------

                     Commitment to             Commitment to              Commitment to             Commitment to
                  Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                  Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                  -------------------       -------------------        -------------------       -------------------
       Interest rate       $24,625,332             $23,734,856               $20,766,056               $  7,523,452
       Stock indices         3,031,064               1,315,334                 9,249,690                  1,491,066
       Commodities           2,041,272               1,041,072                 1,548,022                  1,302,572
       Currencies           55,809,733              62,912,889                42,383,672                 40,767,472
       Energy                2,406,038                 790,392                 2,368,843                  1,331,304
       Metals                4,633,350               5,862,502                 2,456,274                  3,268,684
                     ------------------       -----------------      --------------------        -------------------

                           $92,546,789             $95,657,045               $78,772,557                $55,684,550
                     ==================       =================      ====================        ===================

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

      As of September 30, 1996 and December 31, 1995, $6,671,025 and $7,759,078
      of the Joint Venture's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

      The gross unrealized gain and the net unrealized gain on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                              1996                                           1995
                                              ----                                           ----
                                    Gross                  Net                    Gross                    Net
                                 Unrealized            Unrealized              Unrealized              Unrealized
                                    Gain               Gain (Loss)                Gain                 Gain (Loss)
                                 ----------            -----------             ----------              -----------
       Exchange
          traded                       $640,622                $516,359             $   892,375              $674,608
       Non-Exchange
           traded                       611,501                  86,878                 205,307               (97,702)
                            --------------------    --------------------   ---------------------   --------------------

                                     $1,252,123                $603,237              $1,097,682               $576,906
                            ====================    ====================   =====================   ====================

      The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

      The Partnership through its normal course of business enters into various contacts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

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

Performance Summary
-------------------
             During the nine months of 1995, the Fund's average month-end Net Assets equalled $9,651,919, and the Fund recognized gross trading gains of $2,245,993 or 23.27% of such average month-end Net Assets. Brokerage commissions of $910,999 or 9.44% and Profit Shares of $339,769 or 3.52% of average month-end Net Assets were paid. Interest income of $359,004 or 3.72% of average month-end Net Assets resulted in a net gain of $1,354,229 or 14.03% of average month-end Net Assets, which resulted in a 15.43% increase in the Net Asset Value per Unit since December 31, 1994.

             During the nine months of 1996, the Fund's average month-end Net Assets equalled $9,298,561, and the Fund recognized gross trading gains of $184,819 or 1.99% of such average month-end Net Assets. Brokerage commissions of $824,186 or 8.86% and Administrative expense of $17,657 or .19% of average month-end Net Assets were paid. Interest income of $284,096 or 3.06% of average month-end Net Assets resulted in net loss of $372,928 or 4.01% of average month end Net Assets which resulted in a 3.66% decrease in the Net Asset Value per Unit since December 31, 1995.

             During the nine months of 1996 and 1995, the Fund experienced 11 profitable months and 7 unprofitable months.

                      MONTH-END NET ASSET VALUE PER UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
---------------------------------------------------------------------------------------
1995    $189.48  $201.01 $231.61  $240.44  $235.91  $237.51  $230.15 $231.47  $226.17
---------------------------------------------------------------------------------------
1996    $252.05  $224.51 $225.51  $236.49  $219.53  $227.57  $230.17 $224.71  $230.21
---------------------------------------------------------------------------------------

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

                  None.

Item 5.      Other Information

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

           (a)  Exhibits.
                --------
                There are no exhibits required to be filed as part of this document.

           (b)  Reports on Form 8-K.
                -------------------
                There were no reports on Form 8-K filed during the nine months of fiscal 1996.

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

                                   THE FUTURES EXPANSION FUND
                                   LIMITED PARTNERSHIP

                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)

Date:  November 11, 1996           By /s/ JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director




Date:  November 11, 1996           By /s/ JAMES M. BERNARD
                                      -------------------
                                      James M. Bernard
                                      Chief Financial Officer,
                                      Treasurer and Senior Vice President