Form 10-K405
period 1996-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1997-03-27
CIK 799824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1996
                                      or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                       Commission file number:  0-15298

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                        13-3365950
-------------------------------                -------------------------------
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTER
                            WORLD FINANCIAL CENTER
               SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
               ------------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:  (212) 236-4167
                                                     --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Limited
                                                            -------
                                                        Partnership Units
                                                        -----------------
                                                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No
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

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1996 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1996, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                      ANNUAL REPORT FOR 1996 ON FORM 10-K

                               Table of Contents
                               -----------------


                                    PART I                                                      PAGE
                                    ------                                                      ----

Item 1.    Business.............................................................................   1

Item 2.    Properties...........................................................................   8

Item 3.    Legal Proceedings....................................................................   8

Item 4.    Submission of Matters to a Vote of Security Holders..................................   8

                                    PART II
                                    -------

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................   9

Item 6.    Selected Financial Data..............................................................   9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  12

Item 8.    Financial Statements and Supplementary Data..........................................  14

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  14

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant..................................  15

Item 11.    Executive Compensation..............................................................  16

Item 12.    Security Ownership of Certain Beneficial Owners and Management......................  17

Item 13.    Certain Relationships and Related Transactions......................................  17

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  18

                                     PART I

ITEM 1:  BUSINESS
         --------

         (a) General Development of Business:
             -------------------------------

         The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986. Its sole public offering of units of limited partnership interest ("Units") commenced on October 27, 1986, and the Partnership began commodity futures, forwards and options trading on January 2, 1987 through a Joint Venture (the "Joint Venture") with and under the direction of Millburn Ridgefield Corporation ("Millburn Ridgefield" or the "Trading Advisor"). The Partnership, through the Joint Venture, engages in the speculative trading of commodity futures, forward and options contracts on currencies, financial instruments, stock indices, metals, energy and agricultural products.

         Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. The Commodity Broker is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

         When the Fund began trading in January 1987, it had an initial capitalization of $56,741,035. Units were sold only as of a single closing, January 2, 1987. Through December 31, 1996, Units with an aggregate Net Asset Value of $63,310,819 had been redeemed (including December 31, 1996 redemptions which were not actually paid out until January 1997). As of December 31, 1996, the capitalization of the Fund was $9,895,616, and the Net Asset Value per Unit, originally $100 as of January 2, 1987, had risen to $260.29. As of December 31, 1996, the Fund had 426 Limited Partners.

         Through December 31, 1996, the net gain in the Net Asset Value per Unit was 160.29%. The highest month-end Net Asset Value per Unit through December 31, 1996 was $260.29 (December 31, 1996) and the lowest $100.05 (September 30, 1987).

         (b) Financial Information about Industry Segments:
             ---------------------------------------------

         The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

         (c) Narrative Description of Business:
             ---------------------------------

             GENERAL

         The Fund trades in the international futures, options on futures and forward markets with the objective of achieving significant profits over time.

         One of the objectives of the Fund is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

         The Joint Venture Agreement between the Partnership and the Trading Advisor may be terminated by the General Partner, acting on behalf of the Partnership, under certain circumstances involving, for example, substantial losses or changes in control of the Trading Advisor. The termination of the Joint Venture Agreement would not necessarily terminate the Partnership, but would require the General Partner to make other advisory arrangements for the Joint Venture. The Joint Venture Agreement has been continually renewed since the inception of trading and currently terminates on December 31, 1997 unless further renewed (which MLIP currently intends to do). Millburn Ridgefield has been the sole Trading Advisor of the Fund since inception.

          The Joint Venture is a speculative commodity pool and, as such, the success of its operations depends entirely upon the profitability of its trading as directed by the Trading Advisor (or such other advisor as may be selected for the Joint Venture in the future) in charge of managing the Partnership's assets from time to time. Since the Joint Venture's inception, the Trading Advisor has served in this capacity.

          MILLBURN RIDGEFIELD

          Millburn Ridgefield is one of the longest operating of all active managed futures advisors. Principals of Millburn Ridgefield have been managing client assets in the futures and forward markets since 1972, and as of January 1, 1997 Millburn Ridgefield was managing approximately $569 million of client and proprietary capital in these markets. As of such date, Millburn Ridgefield and its affiliates were also managing over $152 million in other disciplines.

          Millburn Ridgefield uses a highly systematic trend-following approach which relies primarily on technical, market-related information. Millburn Ridgefield regards its strategies as long-term in nature, and gives substantial emphasis to risk management - through, for example, analysis of leverage, implementation of "stop-loss" liquidation points on all open positions and ongoing rebalancing of portfolio commitments based on volatility risk assessments of the different markets traded.

          Millburn Ridgefield implements multiple systems (generally, at least three) in analyzing each market which it trades. Only if all systems implemented in a market generate a positive trading signal will a "full position" be taken. A "full position" represents the maximum exposure that the risk control overlay in the trading system will allow in a given market based on account equity, market volatility and other factors. Because Millburn Ridgefield utilizes multiple trading systems, a negative signal in one system may be offset by positive signals in the other systems. Partial positions may be taken if one or more trading systems generate a neutral or negative trading signal while the other system(s) generate positive signal(s). This multi-system approach is intended to help to filter out the "whipsaw" effect which short-term "noise" price fluctuations and reversals can otherwise have on trend-following systems - resulting in the dissipation of account equity through the frequent acquisition and liquidation of positions. The use of multiple evaluative models gives Millburn Ridgefield's strategy a degree of internal diversification which has the potential to increase its risk control capabilities.

          As is the case with most trend-following systems, Millburn Ridgefield seeks to achieve cumulative profitability through capturing sustained price trends of significant duration and magnitude. Such trends tend to be relatively infrequent (often occurring only 2 to 3 times or less during a year in any given market). The early determination of the beginning and end of such major trends is an important feature of successful trading. Millburn Ridgefield's technical trading systems are designed with the objective that they will generate a trading signal when market conditions indicate a trend is likely to occur. If the trend is not subsequently confirmed or quickly reverses itself, positions are closed out in an attempt to limit capital losses. Positions which are profitable are maintained until the trading systems indicate that the trend has ended.

          MILLBURN RIDGEFIELD TRADING STRATEGY

          Multiple Trading Systems,  The objective of Millburn Ridgefield's
          ------------------------
trading method is to participate in all major sustained price moves in the markets traded. Millburn Ridgefield regards its approach as long-term in nature. Millburn Ridgefield makes trading decisions pursuant to its trading method, which includes technical trend analysis (and certain non-trend-following technical systems) and the money management principles described below, which may be revised from time to time. Given trends in price of sufficient duration and magnitude, these trading systems may be profitable even though more than half of all individual trades are unprofitable. A period of time without such trends, however, may result in substantial losses.

          Millburn Ridgefield is engaged in a substantial ongoing research effort to improve its trading methods and to apply its quantitative analytic expertise to new financial products.

          Trading is limited to markets which Millburn Ridgefield believes are sufficiently liquid in respect of the amount of trading contemplated.

          The first step in the trading methodology is developing intermediate- to long-term trading systems which generate long or short (buy or sell) decisions in a particular market based on the direction of the price trend in the market. Millburn Ridgefield has developed hundreds of trading systems using classes of quantitative models and classes of data such as price, volume and interest rates. The full range of systems are tested in each market against five, ten or fifteen years of historical data to simulate the results the system would have achieved in the markets had the system been used to make trading decisions during the simulation period. Profits are calculated plus a number of statistics designed to identify high quality profits such as trade reliability (percentage of profitable trades), drawdowns (worst losses experienced), average giveback of maximum profits on profitable trades and Sharpe ratio (risk adjusted returns).

          The performance of all systems in the market are ranked, and three or four systems are selected which make decisions in different ways at different times. This multi-system approach ensures that the total risk intended to be taken in a market is spread over several different strategies. If four systems are used to trade crude oil, the maximum position would be traded if all four were long or short. If two were long and two short, they would cancel each other out and a flat position in crude oil would be signaled. The effect of the multi-system approach is that in periods during which the technical picture is unclear, the systems disagree and positions will be light or flat, but when all systems agree on the trend, maximum positions will be traded. In certain markets, Millburn Ridgefield also uses short-term systems based on intraday tick data. Minute-by-minute prices are used to identify "quiet" as opposed to "noisy" periods, and trades may be implemented with or counter to the short-term trend depending on conditions.

          In certain markets, Millburn Ridgefield uses a strategy which focuses on calculating options volatility. When volatility is low, the probability of directional signals being profitable increases, and trades are implemented by buying at-the-money or slightly out-of-the-money options. The nature of options results in an increase in leverage as a position becomes profitable and a decrease in leverage as a position becomes unprofitable.

          Risk Management.  Risk is a function of both price level and price
          ---------------
volatility. For example, a 100,000 barrel crude oil position is worth more and is, therefore, more risky with oil at $30 per barrel than with oil at $10 per barrel. Similarly, if prices are moving in a 5% daily range, oil is more risky than if prices are moving in a 1% daily range. In attempting to assess market volatility as a means of monitoring and evaluating risk, Millburn Ridgefield utilizes its volatility overlay which is also a part of individual market risk management. This system measures the risk in the portfolio's position in a market and signals a decrease in position size when risk increases and an increase in position size when risk decreases. Millburn Ridgefield's volatility overlay maintains overall portfolio risk and distribution of risk across markets within designated ranges. It is applied to all three systematic strategies described above. A secondary benefit of the volatility overlay can be the timely taking of profits since markets tend to become more volatile after a profitable trend has been long underway, and the volatility overlay often signals position reductions before trend reversals.

          In addition to the volatility overlay, Millburn Ridgefield's risk management focuses on money management principles applicable to the portfolio as a whole rather than to individual markets. The first principle is portfolio diversification which attempts further to improve the quality of profits by reducing volatility. In establishing a futures portfolio, Millburn Ridgefield will select markets and assign them relevant weightings with the objective of achieving broad diversification. Factors considered include profitability, liquidity, market depth, correlation of losing periods and Millburn Ridgefield's trading experience. Millburn Ridgefield seeks a portfolio in which returns from trading in different markets are not highly correlated; returns are not all positive or negative at the same time.

          Additional money management principles applicable to the portfolio as a whole include: limiting the assets committed as margin, generally within a range of 15% to 30% of an account's net assets at exchange minimum margins (including imputed margins on forward positions), although the amount committed to margin at any time may be substantially higher; prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.

          Another important risk management function is the careful control of leverage or portfolio size. Leverage levels are determined by simulating the entire portfolio - all markets, all systems, all risk control overlays, the exact weightings of the markets in the portfolio and the proposed level of leverage - over the past five or ten years to determine the worst case experienced by the portfolio in the simulation period. The worst case is measured from a daily high in portfolio assets to the subsequent daily low whether that occurs days, weeks or months after the daily high (a peak-to-trough drawdown). If the drawdown is considered too severe, the leverage or portfolio size is reduced.

          Decisions whether to trade a particular market are based upon various factors, including the liquidity of the market, its significance in terms of the desired degrees of concentration and diversification, and its profit potential (both historically and at a given time). These decisions will require the exercise of judgment. The decision not to trade certain markets for certain periods, or to reduce the size of a position in a particular market, may result at times in missing significant profit opportunities.

          The money management principles, computer assisted research into historical trading data, and experience of the principals of Millburn Ridgefield are factors upon which decisions concerning the percentage of assets to be used for each market traded and the size of positions taken or maintained are based. From time to time decisions to increase or decrease the size of a position, long or short, may be made. Such decisions also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

          With respect to the execution of trades, Millburn Ridgefield may rely to an extent upon the judgment of others, including dealers, bank traders and floor brokers. No assurance is given that it will be possible to execute trades regularly at or near the desired buy or sell point.

          The trading method, systems and money management principles utilized by Millburn Ridgefield are proprietary and confidential. The foregoing description is general and is not intended to be complete.

          USE OF PROCEEDS AND INTEREST INCOME

          General.  The Fund's assets are not used to purchase or acquire any
          -------
asset but rather held as security for and to pay the Partnership's speculative trading losses as well as any expenses and redemptions. The primary use of the Fund's capital is to permit the Advisor to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below under "- Available Assets."

          Market Sectors.  The Partnership trades in a diversified group of
          --------------
markets under the direction of the Trading Advisor. The Trading Advisor can, and does, from time to time materially alter the allocation of its overall
trading commitments among different market sectors.   There is essentially no
restriction on the commodity interests which may be traded by Millburn Ridgefield or the rapidity with which Millburn Ridgefield may alter its market sector allocations.

          The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or as to in which market sectors the Fund's trading may be concentrated at any one time or over time.

          Market Types.  The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the back-to-back intermediary to the ultimate counterparties, which include Merrill Lynch Investment Bank ("MLIB") with which the Advisor trades on behalf of the Fund.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets - U.S. and non-U.S., regulated and unregulated - differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitment to any of these different types of markets.

          The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to in which markets the Fund may trade or the Fund's trading may be concentrated at any one time or over time.

          Custody of Assets. All of the Fund's assets are currently held in
          -----------------
CFTC-regulated customer accounts at MLF.

          Available Assets.  The Fund earns interest, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) - which includes "open trade equity" (unrealized gains and losses on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to the closing out of such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains or losses are not collected or paid until such positions are closed out.

          The Partnership's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

          The interest income arrangements for the Partnership's U.S. dollar Available Assets differ from those applicable to its non-U.S. dollar Available Assets. Interest income, once accrued by the Fund, is subject to the risk of trading losses.

          Interest Earned on the Fund's U.S. Dollar Available Assets.  The
          ----------------------------------------------------------
Fund's U.S. dollar Available Assets are held in cash in offset accounts and in short-term Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLF customer accounts, not subject to any Merrill Lynch liability.

          MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all the interest paid on the short-term Treasury bills in which it invests.

          The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of ML&Co. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because ML&Co. credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch - net of the interest credits paid to the Fund and the fee paid to the offset banks - from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the

Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. Consequently, the Fund does not earn interest on foreign margin deposits. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

          In order to avoid the expense of daily currency conversions, the Fund holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Fund's U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Fund while held in foreign currencies are subject to exchange rate risk.

          Forward Transactions.  Spot and forward currency contracts are the
          --------------------
only non-exchange traded instruments held by the Fund.

          To date, approximately 20% to 30% of the Fund's trades by volume have been in forward currency contracts, but from time to time the percentage of the Fund's trading represented by forward currency trades may fall substantially outside this range. In using the F/X Desk, the Fund trades through MLF.
Because the Fund need not deposit any margin with MLF in respect of the Fund's forward trading, the Fund's additional risk in trading in such unregulated markets should be limited to a possible loss of unrealized profits on open forward positions which a counterparty accessed through MLF would not, in the event of its bankruptcy, be able to pay to MLF for the account of the Fund (MLF not itself being obligated to pay such unrealized profits to the Fund unless MLF is paid by MLF's counterparty).

          Having the Fund (and the other MLF clients using the F/X Desk) trade through the F/X Desk on the basis of MLF's credit lines permits the F/X Desk to access a wide range of counterparties without the need of such counterparties evaluating the individual credit of the Fund (or any other MLF client).

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1994, 1995 and 1996.

                              1994                         1995                       1996
                     -------------------------     ----------------------     ----------------------

                                  % OF AVERAGE               % OF AVERAGE               % OF AVERAGE
                     DOLLAR         MONTH-END      DOLLAR      MONTH-END      DOLLAR      MONTH-END
   COST              AMOUNT        NET ASSETS      AMOUNT     NET ASSETS      AMOUNT     NET ASSETS
   ----              ------        ----------      ------     ----------      ------     ----------
Brokerage
 Commissions**    $1,034,279        12.48%       $1,183,321     12.01%      $1,120,320     11.94%

Administrative
 Fees**               22,157         0.27            25,350      0.26           24,001      0.26

Profit Shares        119,420         1.44           471,976      4.79          206,261      2.20
                  ----------        -----         ---------     -----        ---------     -----

   Total         $ 1,175,856        14.19%      $ 1,680,647     17.06%      $1,350,582     14.40%
                 ===========        ======      ===========     ======      ==========     ======
____________

** A portion of the Brokerage Commissions in prior periods have been reclassified to conform to the current period presentation of the Administrative Fees.
                          ____________________________

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar Available Assets in offset accounts. See Item 1(c), "Narrative Description of Business - Use of Proceeds and Interest Income."

          The Fund's average month-end Net Assets during 1994, 1995 and 1996 equaled $8,284,849, $9,852,663 and $9,384,974, respectively.

          During 1994, 1995 and 1996, the Fund earned $290,482, $468,023 and
$382,717 in interest income, or approximately 3.51%, 4.75% and 4.08% of the Fund's average month-end Net Assets.

          As of January 1, 1996, the 11.92% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 11.67% per annum Brokerage Commissions and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

          Effective February 1, 1997, the Brokerage Commissions paid by the Fund were reduced from 11.67% to 9.50% per annum.

                         ______________________________


                        DESCRIPTION OF CURRENT CHARGES
RECIPIENT      NATURE OF PAYMENT        AMOUNT OF PAYMENT
---------      -----------------        -----------------

MLF            Brokerage Commissions    A flat-rate monthly commission of 0.9725 of
                                        1% of the Fund's month-end assets (a 11.67%
                                        annual rate).

                                        During 1994, 1995 and 1996, the round-turn
                                        (each purchase and sale or sale and purchase
                                        of a single futures contract) equivalent
                                        rate of the Fund's flat-rate Brokerage
                                        Commissions was approximately $33, $120 and
                                        $102, respectively.

                                        As of February 1, 1997, the Fund's Brokerage
                                        Commissions were reduced from 11.67% to
                                        9.50% per annum (0.7917 of 1% per month).

MLF            Use of Fund assets       Merrill Lynch may derive an economic benefit
                                        from the deposit of certain of the Fund's
                                        U.S. dollar Available Assets in offset
                                        accounts; such benefit to date has not
                                        exceeded  3/4 of 1% of such average daily
                                        U.S. dollar Available Assets.

MLIP           Administrative Fees      As of January 1, 1996, the Brokerage
                                        Commissions payable by the Fund were reduced
                                        from 11.92% to 11.67% annually, and the Fund
                                        began to pay MLIP a monthly Administrative
                                        Fee equal to 0.020833 of 1% of the Fund's
                                        month-end assets (0.25% annually).  This
                                        change had no economic effect on the Fund.
                                        MLIP pays all of the Fund's routine
                                        administrative costs.

MLIB           Bid--ask spreads         Under MLIP's F/X Desk arrangements, MLIB
                                        receives bid--ask spreads on the forward
                                        trades it executes with the Fund.

Other
Counterparties Bid--ask spreads         The counterparties other than MLIB with
                                        which the F/X Desk deals also each receive
                                        bid-ask spreads on the forward trades
                                        executed with the Fund.



MLIP           F/X Desk service fees

                                   Under the F/X Desk arrangements, MLIP or another Merrill Lynch entity receives a service fee equal, at current exchange rates, to approximately $5.00 to $12.50 on each purchase or sale of each futures contract-equivalent forward contract executed with counterparties other than MLIB.

MLIB           EFP differentials   MLIB or an affiliate receives a differential
                                   spread for exchanging the Fund's spot
                                   currency positions (which are acquired
                                   through the F/X Desk, as described above) for equivalent futures positions.


Millburn
Ridgefield     Profit Share        20% of any New Trading Profit as of the end
                                   of each calendar year and upon redemption of Units.


MLF;
 Others        Extraordinary
                expenses Actual costs incurred; none paid to date, and expected to be negligible.

                              ______________________

          REGULATION

          The General Partner, Millburn Ridgefield and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Other than in respect of its periodic reporting requirements, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) - not applicable.

          (xiii)  The Partnership has no employees.

      (d) Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
Sales:
-----

          The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. The Partnership does, however, trade, from the United States, on a number of foreign commodity exchanges.

ITEM 2:   PROPERTIES
          ----------

          The Partnership does not use any physical properties in the conduct of its business.

          The Partnership's only place of business is the place of business of the General Partner (see Item 10 herein). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

          There are no pending legal proceedings to which the Partnership or the General Partner is a party.

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

          (b)  Holders:
               -------

               As of December 31, 1996, there were 427 holders of Units, including the General Partner and the Trading Advisor.

          (c)  Dividends:
               ---------

               The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

          The following selected financial data has been derived from the audited financial statements of the Partnership.

INCOME STATEMENT DATA                       1996         1995         1994         1993         1992
---------------------                    -----------  -----------  -----------  ----------  ------------

Revenues:

   Trading Profits (Loss)
      Realized Gain                       $1,800,104    $2,689,922  $2,206,016   $  369,871  $ 3,222,430
      Change in Unrealized (Loss) Gain       (39,401)      405,757    (891,323)   1,010,906   (1,250,488)
                                          ----------    ----------  ----------   ----------  -----------

         Total Trading Results             1,760,703     3,095,679   1,314,693    1,380,777    1,971,942

Interest Income                              382,717       468,023     290,482      216,417      266,889
                                          ----------    ----------  ----------   ----------  -----------

         Total Revenues                    2,143,420     3,563,702   1,605,175    1,597,194    2,238,831
                                          ----------    ----------  ----------   ----------  -----------

Expenses:

   Brokerage Commissions                   1,120,320     1,208,671   1,056,436    1,196,550    1,239,484
   Administrative Fees                        24,001             0           0            0            0
   Profit Shares                             206,261       471,976     119,420       83,410      187,260
                                          ----------    ----------  ----------   ----------  -----------

        Total Expenses                     1,350,582     1,680,647   1,175,856    1,279,960    1,426,744
                                          ----------    ----------  ----------   ----------  -----------

      Net Income                          $  792,838    $1,883,055  $  429,319   $  317,234  $   812,087
                                          ==========    ==========  ==========   ==========  ===========


BALANCE SHEET DATA                            1996          1995        1994         1993         1992
------------------                        ----------    ----------  ----------   ----------  -----------

Fund Net Asset Value                      $9,895,616    $9,891,103  $8,863,340   $9,610,371  $10,291,312
Net Asset Value per Unit                     $260.29       $238.96     $195.94      $185.64      $179.60



----------------------------------------------------------------------------------------------------
                                 MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------------------------------------------------
       Jan.    Feb.    Mar.    Apr.    May    June    July    Aug.    Sept.    Oct.    Nov.    Dec.
----------------------------------------------------------------------------------------------------
1992 $149.14 $146.21 $144.49 $142.98 $143.59 $163.17 $176.42 $187.64 $185.97 $178.53 $181.98 $179.60
1993 $174.03 $182.97 $181.37 $190.86 $186.44 $180.53 $188.27 $172.77 $173.34 $170.26 $172.38 $185.64
1994 $170.96 $168.29 $179.52 $174.67 $182.59 $191.83 $186.02 $174.47 $179.91 $184.24 $192.32 $195.94
1995 $189.48 $201.01 $231.61 $240.44 $235.91 $237.51 $230.15 $231.47 $226.17 $224.81 $224.36 $238.96
1996 $252.05 $224.51 $225.51 $236.49 $219.53 $227.57 $230.17 $224.71 $230.21 $251.56 $258.55 $260.29
----------------------------------------------------------------------------------------------------

         Pursuant to CFTC policy, monthly performance is presented from January
1, 1992, even though the Units were outstanding prior to such date.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                               DECEMBER 31, 1996

 Type of Pool:  Single Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                    Inception of Trading:  January 2, 1987
                    Aggregate Subscriptions:    $56,741,035
                     Current Capitalization:   $9,895,616
                 Worst Monthly Drawdown/(2)/:  (10.92)% (2/96)
         Worst Peak-to-Valley Drawdown/(3)/:  (17.32)%  (1/91 - 11/91)
                                 _____________

             Net Asset Value per Unit, December 31, 1996: $260.29
--------------------------------------------------------------------------------
                         Monthly Rates of Return/(4)/
--------------------------------------------------------------------------------
   Month        1996          1995          1994           1993          1992
--------------------------------------------------------------------------------
  January       5.48%        (3.30)%       (7.91)%        (3.10)%       (9.29)%
  February    (10.92)         6.09         (1.56)          5.14         (1.96)
   March        0.44         15.22          6.67          (0.87)        (1.17)
   April        4.87          3.81         (2.70)          5.23         (1.05)
    May        (7.17)        (1.88)         4.53          (2.32)         0.43
   June         3.66          0.68          5.06          (3.17)        13.62
   July         1.14         (3.10)        (3.03)          4.29          8.12
  August       (2.37)         0.57         (6.21)         (8.23)         6.36
 September      2.45         (2.29)         3.12           0.33         (0.89)
  October       9.27         (0.60)         2.41          (1.77)        (4.00)
 November       2.78         (0.20)         4.39           1.24          1.93
 December       0.67          6.50          1.89           7.69         (1.30)
Compound Annual
Rate of Return  8.93%        21.95%         5.55%          3.36%         9.23%
--------------------------------------------------------------------------------

          (1) Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1992 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1992 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
           AND RESULTS OF OPERATION
           ------------------------

          OPERATIONAL OVERVIEW

          The Fund's success depends on Millburn Ridgefield's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. Millburn Ridgefield's trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. Millburn Ridgefield believes, however, that there are certain market conditions - for example, markets with strong price trends - in which the Fund has a better opportunity of being profitable than in others.

          RESULTS OF OPERATIONS

          General.  MLIP believes that futures funds should be regarded as
          -------
medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than a shorter period.

          Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) Millburn Ridgefield's systems are affected differently by trending markets as well as by particular types of trends.

          MLIP attempts to control credit risk in the Fund's futures, forward and options trading (the Fund does not trade derivatives other than futures and forward contracts and options thereon) by trading only through MLF. MLF acts solely as a broker or counterparty to the Fund's trades; it does not advise with respect to, or direct, any such trading.

          MLIP relies primarily on Millburn Ridgefield's risk management policies and strategies to control the market risk inherent in the Fund's trading. MLIP reviews the positions acquired by Millburn Ridgefield on a daily basis in an effort to determine whether such policies and strategies are being followed and whether the overall positions of the Fund may have become what MLIP analyzes as being excessively concentrated in a limited number of markets - in which case MLIP may discuss the possibility of rebalancing or deleveraging the Fund's portfolio with Millburn Ridgefield. To date, however, MLIP has not intervened so as to require any rebalancing or deleveraging of Millburn Ridgefield's trading.

          MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so to date and does not presently intend to do so.

          PERFORMANCE SUMMARY

          1994

          1994 was characterized by relatively quiet markets without many major price trends. United States interest rates generally declined during the period, and as they did, so did the U.S. dollar as compared to the Deutschemark and certain other major currencies.

          1995

          In 1995, prevailing price trends in several key markets enabled Millburn Ridgefield to trade profitably for the Fund. Although trading in many of the traditional commodity markets may have been lackluster, the currency and financial markets offered exceptional trading conditions. After months characterized by very difficult trading environments, solid price trends across many markets (including U.S. Treasury and non-dollar bond markets) began to emerge during the first quarter of 1995. In the second quarter, market volatility once again began to affect trading, as many previously strong price trends began to weaken and, in some cases, reverse. The U.S. dollar hit new lows versus the Japanese yen and Deutschemark before rebounding sharply. In addition, there were strong indications that the U.S. economy was slowing which, when coupled with a failure of the German Central Bank to lower interest rates, stalled a rally in the German bond market. During the third quarter, there was a correction in U.S. bond prices after several months of a strong uptrend. Throughout August and into September, the U.S. dollar rallied sharply against the Japanese yen and the Deutschemark as a result of the coordinated intervention by major central banks and widespread recognition of the growing banking crisis in Japan. Despite continued price volatility during the final quarter of 1995, the Trading Advisors were able to identify several trends in key markets. U.S. Treasury bond prices continued their strong move upward throughout November, due both to weak economic data and optimism on federal budget talks. As the year ended, the yield on the 30-year Treasury bond was pushed to its lowest level in more than two years.

          1996

          January 1996 began with major gains continuing in the energy sector, but the upward price trends in these markets reversed sharply later in the month and resulted in a small loss. February saw the Trust incur its worst monthly drawdown as all six sectors traded by World Resource Portfolio sustained losses-an unusual result. In the next two months, the Trust managed comparatively minor gains and then in May a loss of (7.88)% was sustained, as all sectors except energy were unprofitable. In June, a soaring energy market produced gains which almost offset May's losses. In July, the Trust incurred slight losses as energy trading was unprofitable. The following five months, August through December, produced profits in each month as major trends occurred in the interest rate and currency markets.

          The performance of the Fund to date has demonstrated significant volatility as well as the dependence of the Fund for its profitability on general market conditions over which Millburn Ridgefield has no control.

          PERFORMANCE OVERVIEW

          The principal variables which determine the net performance of the Partnership are gross profitability and interest income. During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. This negatively impacted revenues because interest income is typically a major component of commodity pool profitability. In addition, low interest rates are frequently associated with reduced fixed-income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

          The Partnership's Brokerage Commissions and the Fund's Administrative Fees are a constant percentage of assets charge. The only Fund costs (other than the insignificant F/X Desk service fees and EFP differentials as well as bid-ask spreads on forward contracts) which are not based on a percentage of the Fund's assets are the Profit Shares payable to the Trading Advisor.

          The events that primarily determine the Fund's profitability are those that produce sustained and major price movements. The Trading Advisor is generally more likely to be able to profit from sustained trends, irrespective of their direction, than from static markets. During the course of the Partnership's performance to date, such events have ranged from Federal Reserve Board reductions in interest rates, the apparent refusal of Iraq to arrive at a settlement which would permit it to sell oil internationally, the inability of the U.S. government to agree upon a federal budget and a combination of drought and excessive rain negatively impacting U.S. agricultural harvesting as well as planting. While these events are representative of the type of circumstances which materially affect the Fund, the specific events which will do so in the future cannot be predicted or identified.

          Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits. Most of the contracts traded by the Fund are highly liquid and can be closed out at any time. Furthermore, the profits on many open positions are effectively realized on a daily basis through the payment of variation margin.

          Except in unusual circumstances, factors - regulatory approvals, cost of goods sold, employee relations and the like - which often materially affect an operating business have virtually no impact on the Fund.

          LIQUIDITY AND CAPITAL RESOURCES

          The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Trading Advisor's trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund account managed by each of them, respectively.

          Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

          In its trading to date, the Fund has from time to time had substantial unrealized gains and losses on its open positions. These gains or losses are received or paid on a periodic basis as part of the routine clearing cycle on exchanges or in the over-the-counter markets (the only over-the-counter market in which the Fund trades is the inter-bank forward market in currencies). In highly unusual circumstances, market illiquidity could make it difficult for certain Advisors to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains. However, in general, there is no meaningful difference between the Fund's realized and unrealized gains.

          In terms of cash flow, it makes little difference whether a market position remains open (so that the profit or loss on such positions remains unrealized), as cash settlement of unrealized gains and losses occurs periodically whether or not positions are closed out. The only meaningful difference between realized and unrealized gains or losses in the case of the Fund is that unrealized items reflect gains or losses on positions which Millburn Ridgefield has determined not to close out (presumably, in the hope of future profits), whereas realized gains or losses reflect amounts received or paid in respect of positions no longer being maintained.

  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The financial statements required by this Item are included in
Exhibit 13.01.

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

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

   (a,b)  Identification of Directors and Executive Officers:
          --------------------------------------------------

          As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by Millburn Ridgefield on behalf of the Partnership.

          The principal officers of MLIP and their business backgrounds are as follows.

           John R. Frawley, Jr.      Chief Executive Officer, President
                                     and Director


           James M. Bernard          Chief Financial Officer,
                                     Senior Vice President and Treasurer


           Jeffrey F. Chandor        Senior Vice President, Director of
                                     Sales, Marketing and Research and Director


           Allen N. Jones            Chairman and Director

           Steven B. Olgin           Vice President, Secretary and Director
                                     of Administration

     John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chief Executive Officer, President and a Director of MLIP as well as Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets, and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its inception in 1990 through its dissolution in 1994. Mr. Frawley is currently a member of the CFTC's Financial Products Advisory Committee. In January 1996, he was re-elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is also a Director of that organization, and a Director of the Futures Industry Institute. Mr. Frawley also currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

     James M. Bernard was born in 1950. Mr. Bernard is Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined MLF in 1983. Before that he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor at Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University.

     Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of Equity, Derivative Products and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

     Allen N. Jones was born in 1942. Mr. Jones is Chairman and a Director of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to June 1992, he held the position of First Vice

President of MLPF&S. From January 1990 to June 1992, he held the position of District Director of MLPF&S. Before January 1990, he held the position of Senior Regional Vice President of MLPF&S.

     Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Futures Association's Government Relations Committee and has served as an arbitrator for the NFA.

     At its December 1996 Board of Directors meeting, MLIP formed a Finance Committee composed of representatives of several different operating and administrative units at Merrill Lynch to oversee the financial controls and accounting procedures implemented by MLIP. The Finance Committee will meet periodically to review MLIP's financial reporting, monitoring and record keeping, as well as all proposed changes - other than the selection of Advisors
- affecting the operations of the Fund.

     As of December 31, 1996, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $134,829.

     MLIP acts as general partner to thirteen public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Growth and Guarantee Fund L.P., ML Futures Investments L.P., ML Futures Investments II L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund(SM) L.P., The SECTOR Strategy Fund(SM) II L.P., The SECTOR Strategy Fund(SM) IV L.P., The SECTOR Strategy Fund(SM) V L.P., The SECTOR Strategy Fund(SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

 (c) Identification of Certain Significant Employees:
     -----------------------------------------------

     None.

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

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

  The officers of the General Partner are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding the Fund's dollar Available Assets in offset accounts, as described in
Item 1(c) above.  The
directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

      (a) Security Ownership of Certain Beneficial Owners:
          -----------------------------------------------

          As of December 31, 1996, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

      (b) Security Ownership of Management:
          --------------------------------

          As of December 31, 1996, the Trading Advisor owned 1,026 Units and the General Partner owned 518 Units (unit-equivalent general partnership interests), which was less than 5% of the total Units outstanding.

      (c) Changes in Control:
          ------------------

          None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

      (a) Transactions with Management and Others:
          ---------------------------------------

          The General Partner acts as administrative and trading manager of the Fund. The General Partner provides all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner, which receives the Administrative Fees, pays all expenses relating to such services.

      (b) Certain Business Relationships:
          ------------------------------

          MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

          In 1996 the Partnership paid: (i) Brokerage Commissions of $1,120,320 to the Commodity Broker, which included $383,975 in consulting fees paid by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $24,001 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business -Use of Proceeds and Interest Income - Interest Earned on the Fund's U.S. Dollar Available Assets" and Item 11, "Executive Compensation" herein.

          See Item 1(c), "Narrative Description of Business - Charges" and "- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

     (c)  Indebtedness of Management:
          --------------------------

          The Partnership is prohibited from making any loans, to management or otherwise.

     (d)  Transactions with Promoters:
          ---------------------------

          Not applicable.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

    (a)1. Financial Statements (found in Exhibit 13.01):  Page
            --------------------                          ----

          Independent Auditors' Report                      1

          Statements of Financial Condition as of
            December 31, 1996 and 1995                      2

          For the years ended December 31, 1996,
            1995 and 1994:
               Statements of Income                         3
               Statements of Changes in Partners' Capital   4

          Notes to Financial Statements                   5-11

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

    (a)3. Exhibits:
          --------

          The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation    Description
-----------    -----------

3.01           Amended and Restated Limited Partnership Agreement of the
               Partnership.

Exhibit 3.01:  Is incorporated herein by reference from Exhibit 3.01
------------
               contained in Amendment No. 1 to the Registration Statement (File No. 33-8377) filed on October 21, 1986, on Form S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement").

3.02 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990.

Exhibit 3.02   Is incorporated by reference from Exhibit 3.02
------------
               contained in the Partnership's report on Form 10-K for the fiscal year ended December 31, 1989.

3.04 Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

Exhibit 3.04:  Is incorporated herein by reference from Exhibit 3.04
------------
               contained in the Partnership's Report on Form 10-Q for the Quarter ended September 30, 1995.

10.01 Joint Venture Agreement between the Partnership, Merrill Lynch Investment Partners Inc. and Millburn Ridgefield Corporation.

Exhibit 10.01: Is incorporated herein by reference from Exhibit
-------------
               10.01 contained in the Registrant's Registration Statement.

10.03             Customer Agreement between the Joint Venture and Merrill
                  Lynch Futures Inc.

Exhibit 10.03:    Is incorporated hereby by reference from Exhibit
-------------
                  10.03 contained in the Registrant's Registration Statement.

10.05 Form of Consulting Agreement between Millburn Ridgefield Corporation and the Partnership.

Exhibit 10.05:    Is incorporated herein by reference from Exhibit
-------------
                  10.05(a) contained in the Partnership's Report on Form 10-K of December 31, 1987, filed on March 28, 1988.

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.06:    Is filed herewith.
-------------

10.07(a) Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., Millburn Ridgefield Corporation, the Fund and Merrill Lynch Futures.

Exhibit 10.07(a): Is filed herewith.
----------------

10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.07(b): Is filed herewith.
----------------

13.01             1996 Annual Report and Independent Auditors' Report.

Exhibit 13.01:    Is filed herewith.
-------------

28.01             Prospectus of the Partnership dated October 27, 1986.

Exhibit 28.01:    Is incorporated by reference as filed with the Securities and
-------------
                  Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 33-8377) on Form S-1, on October 31, 1986.


     (b)  Report on Form 8-K:
          ------------------

          No reports on Form 8-K were filed during the fourth quarter of 1996.

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


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 14, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                  Title                                                    Date
---------                  -----                                                    ----

/s/John R. Frawley, Jr.    President and Chief Executive Officer and Director       March 14, 1997
-------------------------
John R. Frawley, Jr.

/s/James M. Bernard        Chief Financial Officer, Treasurer (Principal Financial  March 14, 1997
-------------------------
James M. Bernard           and Accounting Officer) and Senior Vice President

/s/Jeffrey F. Chandor      Senior Vice President and Director of Sales,             March 14, 1997
-------------------------
Jeffrey F. Chandor         Marketing and Research, and Director

/s/Allen N. Jones          Director                                                 March 14, 1997
-------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT   General Partner of Registrant                            March 14, 1997
 PARTNERS INC.

By: /s/John R. Frawley, Jr.
    -----------------------
    John R. Frawley, Jr.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                                 1996 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                  Exhibit
                  -------

Exhibit 10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund

Exhibit 10.07(a) Form of Advisory and Consulting Agreement Amendment by and among Merrill Lynch Investment Partners Inc., each Advisor, the Fund and Merrill Lynch Futures Inc.

Exhibit 10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLF

Exhibit 13.01     1996 Annual Report and Independent Auditors' Report

                To the best of the knowledge and belief of the
                   undersigned, the information contained in
                     this report is accurate and complete.



                               James M. Bernard
                            Chief Financial Officer
                    Merrill Lynch Investment Partners Inc.
                              General Partner of
                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP