Form 10-Q
period 1997-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1997-05-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from      to
                               ----    ----

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


                       This document contains 10 pages.
     There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------
                               AND JOINT VENTURE
                               -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                           March 31,    December 31,
                                              1997          1996
                                              ----          ----
ASSETS
------
Accrued interest                          $    39,131    $    35,182
Equity in commodity futures trading
 accounts:
    Cash and option premiums               11,041,607      9,669,947
    Net unrealized profit on open             (77,084)       537,505
     contracts
                                          ------------   -----------

                TOTAL                     $11,003,654    $10,242,634
                                          ============   ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Profit shares payable                 $   259,015    $   206,262
    Brokerage commissions payable              87,086         99,580
    Redemptions payable                        28,351         39,043
    Administrative fees payable                 2,292          2,133
                                          ------------   -----------

            Total liabilities                 376,744        347,018
                                          ------------   -----------

PARTNERS' CAPITAL:
    General Partner ( 518 and 518 Units)      146,856        134,829
    Limited Partners ( 36,966 and          10,480,054      9,760,787
     37,500 Units)
                                          ------------   -----------

            Total partners' capital        10,626,910      9,895,616
                                          ------------   -----------

                TOTAL                     $11,003,654    $10,242,634
                                          ============   ===========

NET ASSET VALUE PER UNIT
  (Based on 37,484 and 38,018 Units          $ 283.51       $ 260.29
   outstanding)                              ========       ========

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                           For the three    For the three
                                           months ended     months ended
                                             March 31,        March 31,
                                               1997             1996
                                           --------------   --------------
REVENUES:
    Trading Profits (Loss):
        Realized                           $   1,940,962    $     193,030
        Change in unrealized                    (614,589)        (553,793)
                                           --------------   --------------

            Total trading results              1,326,373         (360,763)
                                           --------------   --------------

    Interest income                              107,619           96,714
                                           --------------   --------------

            Total revenues                     1,433,992         (264,049)
                                           --------------   --------------

EXPENSES:
    Profit shares                                259,014                -
    Brokerage commissions                        283,523          286,615
    Administrative fees                            6,946            6,140
                                           --------------   --------------

            Total expenses                       549,483          292,755
                                           --------------   --------------

NET INCOME (LOSS):                         $     884,509    $    (556,804)
                                           ==============   ==============

NET INCOME (LOSS) PER UNIT:
   Weighted average number of units
        outstanding                               37,827           41,370
                                                  ======           =======
   Weighted average net Income (Loss)
        per General Partner and                  $ 23.38         $ (13.46)
        Limited Partner Unit                     =======         =========


See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                         -------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------

               For the three months ended March 31, 1997 and 1996
               --------------------------------------------------

                                                     Limited        General
                                       Units        Partners        Partner        Total
                                       -----        --------        -------        -----

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                      41,393    $ 9,767,324    $  123,779    $ 9,891,103

Net Loss                                      -       (549,837)       (6,967)      (556,804)

Redemptions                                (410)       (92,389)            -        (92,389)
                                    ------------   ------------   -----------   ------------

PARTNERS' CAPITAL,
  March 31, 1996                         40,983    $ 9,125,098    $  116,812    $ 9,241,910
                                    ============   ============   ===========   ============

PARTNERS' CAPITAL,
  DECEMBER 31, 1996                      38,018    $ 9,760,787    $  134,829    $ 9,895,616

Net Income                                    -        872,482        12,027        884,509

Redemptions                                (534)      (153,215)            -       (153,215)
                                    ------------   ------------   -----------   ------------

PARTNERS' CAPITAL,
  March 31, 1997                         37,484    $10,480,054    $  146,856    $10,626,910
                                    ============   ============   ===========   ============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
               (A Delaware Limited Partnership) AND JOINT VENTURE
               --------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").



2. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Joint Venture's revenues by reporting category for the three months ended March 31, 1997 and March 31, 1996 were as follows:

                                      1997         1996
                                  ------------  -----------

   Interest rate                   $   40,459    $(137,674)
   Stock indices                       55,510       (1,045)
   Commodities                        126,651     (231,465)
   Currencies                       1,196,236      203,417
   Energy                              28,687       46,979
   Metals                            (121,170)    (240,975)
                                  ------------  -----------

                                   $1,326,373    $(360,763)
                                  ============  ===========

   Fair Value
   ----------

   The contract/notional values of the Trading Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Interest rate &
Stock indices           $       5,584,415          $     80,025,954       $      44,152,280          $      7,715,055
Commodities                     2,313,436                 1,760,798               2,035,313                 1,506,581
Currencies                     25,124,475                32,998,757              32,144,464                54,783,905
Energy                                  -                   877,673               1,991,507                         -
Metals                          3,027,982                 2,842,732               1,725,155                 3,277,971
                       ------------------         -----------------     -------------------       -------------------

                        $      36,050,308          $    118,505,914      $       82,048,719        $       67,283,512
                       ==================         =================     ===================       ===================

   The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of March 31, 1997 and December 31, 1996 was as follows:

                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Exchange
 traded                 $       8,492,011          $     82,876,825       $      49,419,307          $     10,883,476
Non-Exchange
  traded                       27,558,297                35,629,089              32,629,412                56,400,036
                       ------------------         -----------------      ------------------         -----------------

                        $      36,050,308          $    118,505,914       $      82,048,719          $     67,283,512
                       ==================         =================      ==================         =================

   The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended March 31, 1997 and the year ended December 31, 1996 was as follows:


                                             1997                                             1996
                       --------------------------------------------      --------------------------------------------
                          Commitment to             Commitment to           Commitment to             Commitment to
                        Purchase (Futures,          Sell (Futures,        Purchase (Futures,          Sell (Futures,
                       Options & Forwards)       Options & Forwards)     Options & Forwards)       Options & Forwards)
                       ------------------        ------------------      ------------------        ------------------
Interest rate &
Stock indices           $      25,124,592          $     43,470,673       $      34,097,774          $     25,837,354
Commodities                     1,729,131                 2,018,849               1,770,860                 1,475,802
Currencies                     57,561,968                69,652,831              56,150,940                64,659,715
Energy                                  -                 1,570,138               2,288,126                   621,942
Metals                          4,065,799                 2,535,801               4,654,430                 5,759,826
                       ------------------         -----------------      ------------------         -----------------
                        $      88,481,490          $    119,248,292       $      98,962,130          $     98,354,639
                       ==================         =================      ==================         =================

   As of March 31, 1997 and December 31, 1996, $ 7,227,232 and $7,515,623 of the
   Joint Venture's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

   The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:


                                    1997                           1996
                                    ----                           ----
                            Gross             Net            Gross             Net
                          Unrealized      Unrealized      Unrealized       Unrealized
                            Profit       Profit (Loss)      Profit        Profit (Loss)
                          ----------     -------------    -----------     -------------

Exchange
  traded                 $   536,721    $     480,761    $    458,316    $     325,910
Non-Exchange
  traded                     250,045         (558,565)        791,431          211,595
                        -------------  ---------------  --------------  ---------------

                         $   786,766    $     (77,084)     $1,249,747      $   537,505
                        =============  ===============  ==============  ===============

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

Performance Summary
-------------------
         During the three months of 1996, the Fund's average month-end Net Assets equalled $ 9,758,989, and the Fund recognized gross trading losses of $ 360,763 or 3.70% of such average month-end Net Assets. Brokerage commissions of $ 286,615 or 2.94% and Administrative expense of $6,140 or .06%, of average month-end Net Assets were paid. Interest income of $ 96,714 or 1.00% of average month-end Net Assets resulted in a net loss of $ 556,804 or 5.71% of average month-end Net Assets, which resulted in a 5.63% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the three months of 1997, the Fund's average month-end Net Assets equalled $ 10,588,175, and the Fund recognized gross trading gains of $ 1,326,373 or 12.53% of such average month-end Net Assets. Brokerage commissions of $ 283,523 or 2.68% and Administrative fees of $ 6,946 or .07% of average month-end Net Assets were paid. Interest income of $ 107,619 or 1.02% of average month-end Net Assets resulted in net gain of $ 884,509 or 8.35% of average month end Net Assets which resulted in a 8.92% increase in the Net Asset Value per Unit since December 31, 1996.

         During the three months of 1997 and 1996, the Fund experienced 4 profitable months and 2 unprofitable months.


                      MONTH-END NET ASSET VALUE PER UNIT

                       Jan.        Feb.        Mar.
                       -------     -------     --------
             1996      $252.05     $224.51     $225.51
             1997      $277.32     $292.65     $283.51


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

             There were no reports on Form 8-K filed during the three months of fiscal 1997.

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



                            THE FUTURES EXPANSION FUND
                            LIMITED PARTNERSHIP



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael  A. Karmelin
                              Chief Financial Officer,
                              and Director