Form 10-Q
period 1997-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1997-08-12
CIK 799824

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                 -------------

                          OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-15298

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                         (Exact Name of Registrant as
                           specified in its charter)

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

                                  212-236-5662
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X     No
                                                     -----      -----
                        This document contains 10 pages.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                              June 30,             December 31,
                                                               1997                   1996
                                                        --------------------   --------------------
ASSETS
------
Accrued interest                                                    $40,593                $35,182
Equity in commodity futures trading accounts:
    Cash and option premiums                                     10,552,425              9,669,947
    Net unrealized profit on open contracts                          25,858                537,505
                                                        --------------------   --------------------
                TOTAL                                           $10,618,876            $10,242,634
                                                        ====================   ====================
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit shares payable                                          $230,702               $206,262
    Brokerage commissions payable                                    84,021                 99,580
    Redemptions payable                                              60,969                 39,043
    Administrative fees payable                                       2,211                  2,133
                                                        --------------------   --------------------
            Total liabilities                                       377,903                347,018
                                                        --------------------   --------------------
PARTNERS' CAPITAL:
  General Partners (518 and 518 Units)                              143,552                134,829
  Limited Partners (36436 and 37500 Units)                       10,097,421              9,760,787
                                                        --------------------   --------------------
            Total partners' capital                              10,240,973              9,895,616
                                                        --------------------   --------------------
                TOTAL                                           $10,618,876            $10,242,634
                                                        ====================   ====================
NET ASSET VALUE PER UNIT
         (Based on 36954 and 38018 Units outstanding                $277.13                $260.29
                                                        ====================   ====================

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------


                                              For the three   For the three    For the six     For the six
                                              months ended     months ended    months ended    months ended
                                                June 30,         June 30,        June 30,        June 30,
                                                  1997            1996            1997            1996
                                              --------------  --------------   -------------   -------------
REVENUES:
    Trading profits (loss):
        Realized                                  $(238,618)      $(141,080)     $1,702,344         $51,950
        Change in unrealized                        102,942         406,999        (511,647)       (146,795)
                                              --------------  --------------   -------------   -------------
            Total trading results                  (135,676)        265,919       1,190,697         (94,845)
                                              --------------  --------------   -------------   -------------
    Interest income                                 126,782          94,393         234,401         191,109
                                              --------------  --------------   -------------   -------------
            Total revenues                           (8,894)        360,312       1,425,098          96,264
                                              --------------  --------------   -------------   -------------
EXPENSES:
    Profit shares                                   (28,311)        -               230,703         -
    Brokerage commissions                           252,070         272,688         535,593         559,303
    Administrative fees                               6,633           5,842          13,579          11,983
                                              --------------  --------------   -------------   -------------
            Total expenses                          230,392         278,530         779,875         571,286
                                              --------------  --------------   -------------   -------------
NET INCOME (LOSS)                                 $(239,286)        $81,782        $645,223       $(475,022)
                                              ==============  ==============   =============   =============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
       outstanding                                   37,344          40,610          37,585          40,991
                                              ==============  ==============   =============   =============
    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                       $(6.41)          $2.01          $17.17         $(11.59)
                                              ==============  ==============   =============   =============

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------

                                                Units           Limited           General          Total
                                                                Partners          Partner
                                            -------------   ---------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 1995                               41,393        $9,767,324        $123,779      $9,891,103

Redemptions                                       (1,790)         (403,681)        -              (403,681)

Net loss                                           -              (469,123)         (5,899)       (475,022)
                                            -------------   ---------------    ------------    ------------

PARTNERS' CAPITAL,
  June 30, 1996                                   39,603        $8,894,520        $117,880      $9,012,400
                                            =============   ===============    ============    ============

PARTNERS' CAPITAL,
  December 31, 1996                               38,018        $9,760,787        $134,829      $9,895,616

Redemptions                                       (1,064)         (299,866)        -              (299,866)

Net income                                         -               636,500           8,723         645,223
                                            -------------   ---------------    ------------    ------------

PARTNERS' CAPITAL,
  June 30, 1997                                   36,954       $10,097,421        $143,552     $10,240,973
                                            =============   ===============    ============    ============

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.     FAIR VALUE AND OFF-BALANCE SHEET RISK

       The Partnership's revenues by reporting category for the respective periods are as follows:

                                   For the three   For the three    For the six     For the six
                                   months ended    months ended    months ended    months ended
                                     June 30,        June 30,        June 30,        June 30,
                                       1997            1996            1997            1996
                                   -------------   -------------   -------------   -------------
Interest rate &
Stock indices                          $126,438       $(346,426)       $222,407       $(485,145)
Commodities                             207,637         (86,915)        334,288        (318,380)
Currencies                              (45,486)        427,542       1,150,750         630,959
Energy                                 (247,472)        299,064        (218,785)        346,042
Metals                                 (176,793)        (27,346)       (297,963)       (268,321)
                                   -------------   -------------   -------------   -------------
                                      $(135,676)       $265,919      $1,190,697        $(94,845)
                                   =============   =============   =============   =============


The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                          1997                                                       1996
                      -------------------------------------------------        ------------------------------------------------
                          Commitment to                Commitment to               Commitment to            Commitment to
                       Purchase (Futures,             Sell (Futures,            Purchase (Futures,          Sell (Futures,
                      Options & Forwards)          Options & Forwards)         Options & Forwards)        Options & Forwards)
                      -------------------        ----------------------        -------------------       ----------------------
Interest rate &
Stock Indices                $82,185,222                      $482,611                $44,152,280                   $7,715,055
Commodities                    3,380,323                       746,145                  2,035,313                    1,506,581
Currencies                    28,535,336                    32,477,010                 32,144,464                   54,783,905
Energy                         -                             2,117,154                  1,991,507                       -
Metals                         4,283,504                     6,526,321                  1,725,155                    3,277,971
                      -------------------        ----------------------        -------------------       ----------------------
                            $118,384,385                   $42,349,241                $82,048,719                  $67,283,512
                      ===================        ======================        ===================       ======================

The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1997 and December 31, 1996 was as follows:

                                               1997                                                  1996
                          -------------------------------------------------      ------------------------------------------------
                              Commitment to                Commitment to             Commitment to            Commitment to
                           Purchase (Futures,             Sell (Futures,          Purchase (Futures,          Sell (Futures,
                          Options & Forwards)          Options & Forwards)       Options & Forwards)        Options & Forwards)
                          -------------------        ----------------------      -------------------       ----------------------
Exchange
   traded                        $85,761,807                    $4,780,061              $49,419,307                  $10,883,476
Non-Exchange
   traded                         32,622,578                    37,569,180               32,629,412                   56,400,036
                          -------------------        ----------------------      -------------------       ----------------------
                                $118,384,385                   $42,349,241              $82,048,719                  $67,283,512
                          ===================        ======================      ===================       ======================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:

                                            1997                                                  1996
                          -----------------------------------------------      ------------------------------------------------
                              Commitment to              Commitment to             Commitment to            Commitment to
                           Purchase (Futures,           Sell (Futures,          Purchase (Futures,          Sell (Futures,
                          Options & Forwards)        Options & Forwards)       Options & Forwards)        Options & Forwards)
                          -------------------      ----------------------      -------------------       ----------------------
Interest rate &
Stock Indices                    $32,994,532                 $34,755,910              $34,097,774                  $25,837,354
Commodities                        2,106,309                   1,775,533                1,770,860                    1,475,802
Currencies                        55,225,226                  62,048,958               56,150,940                   64,659,715
Energy                             2,061,391                   1,424,996                2,288,126                      621,942
Metals                             4,446,895                   3,800,721                4,654,430                    5,759,826
                          -------------------      ----------------------      -------------------       ----------------------
                                 $96,834,353                $103,806,118              $98,962,130                  $98,354,639
                          ===================      ======================      ===================       ======================

As of June 30, 1997 and December 31, 1996, $ 7,227,232 and $7,515,623 of the
Joint Venture's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                                1997                                       1996
                              ---------------------------------------    ---------------------------------------
                                   Gross                  Net                 Gross                  Net
                                Unrealized             Unrealized          Unrealized            Unrealized
                                  Profit             Profit (Loss)           Profit             Profit (Loss)
                              -----------------    ------------------    -----------------    ------------------
Exchange
   traded                            $408,527               $298,584             $458,316              $325,910
Non-Exchange
   traded                             577,352               (272,726)             791,431               211,595
                              ----------------     ------------------    -----------------    ------------------
                                     $985,879                $25,858           $1,249,747              $537,505
                              ================     ==================    =================    ==================

Item 2:   Management's Discussion and Analysis of Financial Condition
          ------------------------------------------------------------
          and Results of Operations
          -------------------------

Operational Overview; Advisor Selections
----------------------------------------

            Due to the nature of the Fund's business, its results of operations depend on Trading Advisor's ability to recognize and capitalize on trends and other profit opportunities in different Sectors of the world commodity markets. The Trading Advisor's trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. Merrill Lynch Investment Partners Inc. (MLIP) believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

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

            The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Trading Advisor attempts to control the market risk inherent in derivatives trading by applying multiple trading systems in each market as well as implementing the basic risk management policies. However, as a single-advisor fund, the Partnership must be considered a more speculative investment than the multi-advisor funds which have become popular in the public commodity pool markets during approximately the last decade. Millburn Ridgefield trades a diversified portfolio for the Fund, but with an emphasis on the currency and financial instrument markets.

Performance Summary
-------------------

            During the six months of 1996, the Fund's average month-end Net Assets equaled $9,473,799, and the Fund recognized gross trading losses of $94,845 or 1.00% of average month-end Net Assets. Brokerage commissions of $559,303 or 5.90% and Administrative expense of $11,983 or .13%, of average month-end Net Assets were paid. Interest income of $191,109 or 2.02% of average month-end Net Assets resulted in a net loss of $475,022 or 5.01% of average month-end Net Assets, which resulted in a 4.77% decrease in the Net Asset Value per Unit since December 31, 1995.

            During the six months of 1997, the Fund's average month-end Net Assets equaled $10,461,400, and the Fund recognized gross trading gains of $1,190,697 or 11.38% of average month-end Net Assets. Brokerage commissions of $535,593 or 5.12% and Administrative fees of $13,579 or .13% of average month-end Net Assets were paid. Interest income of $ 234,401 or 2.24% of average month-end Net Assets resulted in net gain of $645,223 or 6.17% of average month end Net Assets which resulted in a 6.47% increase in the Net Asset Value per Unit since December 31, 1996.

            During the six months of 1997 and 1996, the Fund experienced 7 profitable months and 5 unprofitable months.


                       MONTH-END NET ASSET VALUE PER UNIT
-------------------------------------------------------------------------------
          Jan.       Feb.        Mar.        Apr        May         Jun
-------------------------------------------------------------------------------
1996      $252.05    $224.51     $225.51     236.49     219.53      227.57
-------------------------------------------------------------------------------
1997      $277.32    $292.65     $283.51     274.35     277.52      277.13
-------------------------------------------------------------------------------


Importance of Market Factors
----------------------------

            Comparisons between the Fund's performance in one fiscal year to that in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. Millburn Ridgefield's strategy is based on technical trend analysis (and certain non-trend following technical systems). Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, the Trading Advisor will not infrequently miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day).

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

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

    There are no pending proceedings to which the Partnership or the General Partner is a party.

            On June 24, 1997, the Commodity Futures Trading Commission ("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.


Item 2.   Changes in Securities

              None.


Item 3.   Defaults Upon Senior Securities

              None.

Item 4.   Submission of Matters to a Vote of Security Holders

              None.

Item 5.   Other Information

            James M. Bernard, formerly a Senior Vice President of MLIP, is no longer with the firm.

            Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

Item 6.   Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              There are no exhibits required to be filed as part of this document.

        (b)   Reports on Form 8-K.

              There were no reports on Form 8-K filed during the six months of fiscal 1997.

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




                           THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP





                                 By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)





Date: August 12, 1997            By /s/ JOHN R. FRAWLEY, JR.
                                    ------------------------
                                    John R. Frawley, Jr.
                                    President, Chief Executive Officer
                                    and Director






Date:  August 12, 1997           By /s/ MICHAEL A. KARMELIN
                                    -----------------------
                                    Michael A. Karmelin
                                    Chief Financial Officer, Vice President
                                    and Treasurer