Form 10-Q
period 1997-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1997-11-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                               --------------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-15298

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                         (Exact Name of Registrant as
                           specified in its charter)

         Delaware                                        13-3365950
----------------------------                  -----------------------------
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

                                 212-236-5662
                        ------------------------------
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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------


                                                                 September 30,        December 31,
                                                                     1997                 1996
                                                              -----------------    -----------------
ASSETS
------
Accrued interest                                                    $    37,000          $    35,182
Equity in commodity futures trading accounts:
    Cash and option premiums                                         10,112,596            9,669,947
    Net unrealized profit on open contracts                               1,706              537,505
                                                              -----------------    -----------------

                TOTAL                                               $10,151,302          $10,242,634
                                                              =================    =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit shares payable                                           $   225,845          $   206,262
    Brokerage commissions payable                                        80,261               99,580
    Redemptions payable                                                  24,577               39,043
    Administrative fees payable                                           2,112                2,133
                                                              -----------------    -----------------

            Total liabilities                                           332,795              347,018
                                                              -----------------    -----------------

PARTNERS' CAPITAL:
  General Partners (518 and 518 Units)                                  141,454              134,829
  Limited Partners (35437 and 37500 Units)                            9,677,053            9,760,787
                                                              -----------------    -----------------

            Total partners' capital                                   9,818,507            9,895,616
                                                              -----------------    -----------------

                TOTAL                                               $10,151,302          $10,242,634
                                                              =================    =================

NET ASSET VALUE PER UNIT

         (Based on 35955 and 38018 Units outstanding)                   $273.08              $260.29
                                                              =================    =================

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                            For the three         For the three          For the nine           For the nine
                                            months ended           months ended          months ended           months ended
                                            September 30,         September 30,          September 30,          September 30,
                                                1997                   1996                  1997                   1996
                                        ------------------     ------------------    ------------------     ------------------
REVENUES:
    Trading profits (loss):
        Realized                                 $  14,868               $106,538            $1,717,212              $ 158,488
        Change in unrealized                       (24,152)               173,126              (535,799)                26,331
                                        ------------------     ------------------    ------------------     ------------------

            Total trading results                   (9,284)               279,664             1,181,413                184,819
                                        ------------------     ------------------    ------------------     ------------------

    Interest income                                117,311                 92,987               351,712                284,096
                                        ------------------     ------------------    ------------------     ------------------

            Total revenues                         108,027                372,651             1,533,125                468,915
                                        ------------------     ------------------    ------------------     ------------------

EXPENSES:
    Profit shares                                   (4,858)                     -               225,845                      -
    Brokerage commissions                          251,391                264,883               786,984                824,186
    Administrative fees                              6,616                  5,674                20,195                 17,657
                                        ------------------     ------------------    ------------------     ------------------

            Total expenses                         253,149                270,557             1,033,024                841,843
                                        ------------------     ------------------    ------------------     ------------------

NET INCOME (LOSS)                                $(145,122)              $102,094            $  500,101              $(372,928)
                                        ==================     ==================    ==================     ==================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                 36,561                 39,364                37,244                 40,447
                                        ==================     ==================    ==================     ==================

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                      $(3.97)                 $2.59                $13.43                 $(9.22)
                                        ==================     ==================    ==================     ==================

See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
             For the nine months ended September 30, 1997 and 1996
             -----------------------------------------------------


                                         Units           Limited Partners      General Partner            Total
                                  ----------------     -----------------     -----------------     ----------------
PARTNERS' CAPITAL,
  December 31, 1995                         41,393            $9,767,324              $123,779           $9,891,103

Redemptions                                 (2,430)             (548,453)                    -             (548,453)

Net loss                                         -              (368,398)               (4,530)            (372,928)
                                  ----------------     -----------------     -----------------     ----------------

PARTNERS' CAPITAL,
  September 30, 1996                        38,963            $8,850,473              $119,249           $8,969,722
                                  ================     =================     =================     ================

PARTNERS' CAPITAL,
  December 31, 1996                         38,018            $9,760,787              $134,829           $9,895,616

Redemptions                                 (2,063)             (577,210)                    -             (577,210)

Net income                                       -               493,476                 6,625              500,101
                                  ----------------     -----------------     -----------------     ----------------

PARTNERS' CAPITAL,
  September 30, 1997                        35,955            $9,677,053              $141,454           $9,818,507
                                  ================     =================     =================     ================


See notes to financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership's revenues by reporting category for the respective periods are as follows:


                                 For the three           For the three            For the nine            For the nine
                                  months ended            months ended            months ended            months ended
                                 September 30,           September 30,           September 30,           September 30,
                                      1997                    1996                    1997                    1996
                             -------------------     -------------------     -------------------     -------------------
Interest rate &
Stock indices                          $ 309,556               $ 348,103              $  531,963               $(137,040)
Commodities                             (311,788)               (205,493)                 22,500                (523,874)
Currencies                               222,916                (307,745)              1,373,666                 323,214
Energy                                    49,222                 375,887                (169,563)                721,929
Metals                                  (279,190)                 68,912                (577,153)               (199,410)
                             -------------------     -------------------     -------------------     -------------------
                                       $  (9,284)              $ 279,664              $1,181,413               $ 184,819
                             ===================     ===================     ===================     ===================




The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                    1997                                               1996
                 -------------------------------------------     ---------------------------------------------

                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Interest rate &
Stock  Indices          $ 63,631,339              $13,737,785                 $44,152,280              $ 7,715,055
Commodities                1,383,479                1,864,250                   2,035,313                1,506,581
Currencies                27,562,561               24,849,214                  32,144,464               54,783,905
Energy                     4,005,009                        -                   1,991,507                        -
Metals                     7,614,454                6,685,844                   1,725,155                3,277,971
                  ------------------       ------------------          ------------------       ------------------

                        $104,196,842              $47,137,093                 $82,048,719              $67,283,512
                  ==================       ==================          ==================       ==================

The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1997 and December 31, 1996 was as follows:

                                     1997                                             1996
                 --------------------------------------------      -------------------------------------------

                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Exchange
   traded               $ 69,092,577              $16,714,295                 $49,419,307              $10,883,476
Non-Exchange
    traded                35,104,265               30,422,798                  32,629,412               56,400,036
                  ------------------       ------------------          ------------------       ------------------

                        $104,196,842              $47,137,093                 $82,048,719              $67,283,512
                  ==================       ==================          ==================       ==================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

                                     1997                                              1996
                  ------------------------------------------     ---------------------------------------------
                     Commitment to          Commitment to              Commitment to          Commitment to
                  Purchase (Futures,       Sell (Futures,           Purchase (Futures,       Sell (Futures,
                  Options & Forwards)    Options & Forwards)        Options & Forwards)    Options & Forwards)
                 ---------------------  ---------------------      ---------------------  ---------------------
Interest rate &
Stock  Indices          $ 41,857,045              $28,331,282                 $34,097,774              $25,837,354
Commodities                1,932,717                1,853,384                   1,770,860                1,475,802
Currencies                52,218,457               58,834,121                  56,150,940               64,659,715
Energy                     2,268,739                1,395,863                   2,288,126                  621,942
Metals                     4,863,773                4,384,526                   4,654,430                5,759,826
                  ------------------       ------------------          ------------------       ------------------

                        $103,140,731              $94,799,176                 $98,962,130              $98,354,639
                  ==================       ==================          ==================       ==================

As of September 30, 1997 and December 31, 1996, $ 7,638,682 and $7,515,623 of
the Joint Venture's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized profit and the net unrealized profit (loss) on the Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:

                                      1997                                               1996
                  ---------------------------------------------       --------------------------------------------
                          Gross                    Net                       Gross                    Net
                        Unrealized             Unrealized                 Unrealized              Unrealized
                          Profit              Profit (Loss)                  Profit              Profit (Loss)
                  -------------------      --------------------       -------------------      -------------------
Exchange
   traded                  $  596,776                 $ 444,299                $  458,316                 $325,910
Non-Exchange
    traded                    515,602                  (442,593)                  791,431                  211,595
                  -------------------      --------------------       -------------------      -------------------

                           $1,112,378                 $   1,706                $1,249,747                 $537,505
                  ===================      ====================       ===================      ===================

3. RELATED PARTY TRANSACTIONS

         MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

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

Performance Summary
-------------------

         During the first nine months of 1996, the Fund's average month-end Net Assets equaled $9,298,561, and the Fund recognized gross trading gains of $184,819 or 1.99% of such average month-end Net Assets. Brokerage commissions of $824,186 or 8.86% and Administrative expense of $17,657 or .19%, of average month-end Net Assets were paid. Interest income of $284,096 or 3.06% of average month-end Net Assets resulted in a net loss of $372,928 or 4.01% of average month-end Net Assets, which resulted in a 3.66% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first nine months of 1997, the Fund's average month-end Net Assets equaled $10,377,411, and the Fund recognized gross trading gains of $1,181,413 or 11.38% of average month-end Net Assets. Brokerage commissions of $786,984 or 7.58%, Administrative fees of $20,195 or 0.19% and Profit shares of $225,845 or 2.18% of average month-end Net Assets were paid. Interest income of $351,712 or 3.39% of average month-end Net Assets resulted in net gain of $500,101 or 4.82% of average month end Net Assets which resulted in a 4.91% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first nine months of 1997 and 1996, the Fund experienced 11 profitable months and 7 unprofitable months.

                                MONTH-END NET ASSET VALUE PER UNIT

            Jan.      Feb.      Mar.      Apr       May       Jun       Jul       Aug       Sep
--------------------------------------------------------------------------------------------------
1996       $252.05   $224.51   $225.51   $236.49   $219.53   $227.57   $230.17   $224.71   $230.21
--------------------------------------------------------------------------------------------------
1997       $277.32   $292.65   $283.51   $274.35   $277.52   $277.13   $295.54   $270.69   $273.08
--------------------------------------------------------------------------------------------------

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

      (b)  Reports on Form 8-K.

           There were no reports on Form 8-K filed during the nine months of fiscal 1997.

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



                  THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: November 14, 1997     By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  November 14, 1997    By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer