Form 10-K405
period 1997-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1998-03-27
CIK 799824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1997
                                       or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number:  0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            13-3365950
-------------------------------                          ------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTER
                            WORLD FINANCIAL CENTER
               SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
               ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                   Limited Partnership  Units
                                                  -----------------------------
                                                         (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 1998, limited partnership units with an aggregate value of $9,171,054 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1997 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                      ANNUAL REPORT FOR 1997 ON FORM 10-K

                               Table of Contents
                               -----------------

                                              PART I                                              PAGE
                                              ------                                              ----
Item 1.    Business...............................................................................  1

Item 2.    Properties.............................................................................  7

Item 3.    Legal Proceedings......................................................................  7

Item 4.    Submission of Matters to a Vote of Security Holders....................................  7

                                    PART II
                                    -------

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................   8

Item 6.     Selected Financial Data..............................................................   9

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  12

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks..........................  14

Item 8.     Financial Statements and Supplementary Data..........................................  15

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  15

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant...................................  15

Item 11.    Executive Compensation...............................................................  17

Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................  17

Item 13.    Certain Relationships and Related Transactions.......................................  18

                                    PART IV
                                    -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  18

                                     PART I

ITEM 1:   BUSINESS
          --------

     (a)  General Development of Business:
          -------------------------------

          The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986. Its sole public offering of units of limited partnership interest ("Units") commenced on October 27, 1986, and the Partnership began commodity futures, forwards and options trading on January 2, 1987 through a Joint Venture (the "Joint Venture") with and under the direction of Millburn Ridgefield Corporation ("Millburn Ridgefield" or the "Trading Advisor"). Millburn Ridgefield has been the Fund's sole Trading Advisor since inception. Partnership, through the Joint Venture, engages in the speculative trading of commodity futures, forward and options contracts on currencies, financial instruments, stock indices, metals, energy and agricultural products. The Fund's objective is achieving, through speculative trading, substantial capital appreciation over time.

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

          The initial capitalization of the Fund was $56,741,035. Units were sold only as of a single closing, January, 2, 1987. Through December 31, 1997, Units with an aggregate Net Asset Value of $64,158,120 had been redeemed (including December 31, 1997 redemptions which were not actually paid out until January 1998). As of December 31, 1997, the capitalization of the Fund was $9,640,738, and the Net Asset Value per Unit, originally $100 as of January 2, 1987, had risen to $275.73. As of December 31, 1997, the Fund had 389 Limited Partners.

     Through December 31, 1997, the net gain in the Net Asset Value per Unit was 175.73%. The highest month-end Net Asset Value per Unit through December 31, 1997 was $295.54 (July, 1997) and the lowest $100.05 (September, 1987).

     (b)  Financial Information about Industry Segments:
          ---------------------------------------------

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

     (c)  Narrative Description of Business:
          ---------------------------------

          GENERAL

          The Fund trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

          One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

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

          MILLBURN RIDGEFIELD

          Millburn Ridgefield is one of the longest operating of all active managed futures advisors. Principals of Millburn Ridgefield have been managing client assets in the futures and forward markets since 1972, and as of January 1, 1998 Millburn Ridgefield was managing approximately $798 million of client and proprietary capital in these markets. As of such date, Millburn Ridgefield and its affiliates were also managing over $625 million in other disciplines.

          Millburn Ridgefield uses a highly systematic trend-following approach which relies primarily on technical, market-related information. Millburn Ridgefield regards its strategies as long-term in nature, and gives substantial emphasis to risk management -- through, for example, analysis of leverage, implementation of "stop-loss" liquidation points on all open positions and ongoing rebalancing of portfolio commitments based on volatility risk assessments of the different markets traded.

          Millburn Ridgefield implements multiple systems (generally, at least three) in analyzing each market which it trades. Only if all systems implemented in a market generate a positive trading signal will a "full position" be taken. A "full position" represents the maximum exposure that the risk control overlay in the trading system will allow in a given market based on account equity, market volatility and other factors. Because Millburn Ridgefield utilizes multiple trading systems, a negative signal in one system may be offset by positive signals in the other systems. Partial positions may be taken if one or more trading systems generate a neutral or negative trading signal while the other system(s) generate positive signal(s). This multi-system approach is intended to help to filter out the "whipsaw" effect which short-term "noise" price fluctuations and reversals can otherwise have on trend-following systems -- resulting in the dissipation of account equity through the frequent acquisition and liquidation of positions. The use of multiple evaluative models gives Millburn Ridgefield's strategy a degree of internal diversification which has the potential to increase its risk control capabilities.

          As is the case with most trend-following systems, Millburn Ridgefield seeks to achieve cumulative profitability through capturing sustained price trends of significant duration and magnitude. Such trends tend to be relatively infrequent (often occurring only 2 to 3 times or less during a year in any given market). The early determina tion of the beginning and end of such major trends is an important feature of successful trading. Millburn Ridgefield's technical trading systems are designed with the objective that they will generate a trading signal when market conditions indicate a trend is likely to occur. If the trend is not subsequently confirmed or quickly reverses itself, positions are closed out in an attempt to limit capital losses. Positions which are profitable are maintained until the trading systems indicate that the trend has ended.

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

          USE OF PROCEEDS AND INTEREST INCOME

          General.  The Fund's assets are used as security for and to pay the
          -------
Partnership's speculative trading losses as well as any expenses and redemptions. The primary use of the Fund's capital is to permit the Advisor to trade on a speculative basis in a wide range of different futures, forwards and options markets. While being used for this purpose, the Partnership's assets are also generally available to earn interest, as more fully described below under "-- Available Assets."

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

          Market Types.  The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the "back-to-back" intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB") with which the Advisor trades on behalf of the Fund.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitments to any of these different types of markets.

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

          Available Assets.  The Fund earns interest, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund. Available Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) -- which includes "open trade equity" (unrealized gains and losses on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; and (b) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to the closing out of such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains or losses are not collected or paid until such positions are closed out.

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

          MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all interest paid on the short-term Treasury bills in which it invests.

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

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. Consequently, the Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

                              ------------------

          The General Partner has determined that there may have been a miscalculation in the interest credited to the Fund for a period prior to November 1996. Accordingly, Merrill Lynch has credited certain amounts to the Fund's investors (directly, not by crediting the Fund itself). For current Merrill Lynch clients, this credit, which includes compounded interest, appeared on the December 1997 account statements. The total amount of the adjustment is approximately $502,000.

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1995, 1996 and 1997.

                             1995                      1996                      1997
                    ----------------------    ----------------------    ----------------------
                               % OF AVERAGE                  % OF                      % OF
                    DOLLAR     MONTH-END        DOLLAR      AVERAGE       DOLLAR      AVERAGE
COST                AMOUNT      NET ASSETS      AMOUNT     MONTH-END      AMOUNT     MONTH-END
----                ------     ------------     ------     NET ASSETS     ------     NET ASSETS
                                                           ----------                ----------
Brokerage
Commissions       $1,208,671    12.27%        $1,120,320   11.94%        $1,022,449   10.05%

Administrative             -        -             24,001    0.26             26,392    0.26
Fees

Profit Shares        471,976     4.79            206,261    2.20            278,351    2.73
                     -------     ----            -------    ----            -------    ----

  Total           $1,680,647    17.06%        $1,350,582   14.40%        $1,327,192   13.04%
                  ==========    ======        ==========   ======        ==========   ======

____________

                          ____________________________

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar Available Assets in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income."

          The Fund's average month-end Net Assets during 1995, 1996 and 1997 equaled $9,852,663, $9,384,974 and $10,177,610, respectively.

          During 1995, and 1996 and 1997 the Fund earned $468,023 , $382,717 and
$470,192 in interest income, or approximately 4.75%, 4.08%, and 4.62% of the Fund's average month-end Net Assets.

          As of January 1, 1996, the 11.92% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 11.67% per annum Brokerage Commissions and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

          Effective February 1, 1997, the Brokerage Commissions paid by the Fund were reduced from 11.92% to 9.50% per annum.

                        ______________________________

                        DESCRIPTION OF CURRENT CHARGES


RECIPIENT           NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------           -----------------       ---------------------------------------------------------

MLF                 Brokerage Commissions   A flat-rate monthly commission of 0.7917 of 1% of the
                                            Fund's month-end assets (a 9.50% annual rate).

                                            During 1995, 1996, and 1997, the round-turn (each purchase and sale or sale and purchase of a single futures contract)
                                            equivalent rate of the Fund's flat-rate Brokerage Commissions was approximately $120, $102 and $84, respectively. The
                                            round-turn rates for 1995 and 1996 reflect Brokerage
                                            Commissions at the rate of 11.92% per annum. As of
                                            February 1, 1997, this rate was reduced to 9.50%.

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

MLIP                Administrative Fees     The Fund pays MLIP a monthly Administrative Fee
                                            equal to 0.020833 of 1% of the Fund's month-end
                                            assets (0.25% annually).   MLIP pays all of the Fund's
                                            routine administrative costs.

MLIB                Bid-ask spreads         Under MLIP's F/X Desk arrangements, MLIB receives
                                            bid-ask spreads on the forward trades it executes with
                                            the Fund.

Other               Bid-ask spreads         The counterparties other than MLIB with which the
  Counterparties                            F/X Desk deals also each receive bid-ask spreads on
                                            the forward trades executed with the Fund.

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

Millburn            Profit Share            20% of any New Trading Profit achieved by the Fund
Ridgefield                                  as of the end of each calendar year and upon
                                            redemption of Units.

MLF;                Extraordinary expenses  Actual costs incurred; none paid to date, and expected
  Others                                    to be negligible.

                              ------------------

          REGULATION

          The General Partner, Millburn Ridgefield and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

          ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLIP or the Fund.

          MLIP itself has never been the subject of any material litigation.

          On June 24, 1997, the CFTC accepted an Offer of Settlement from MLF and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.," CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the Commission that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act, relating to wash sales (the CFTC alleged that the customer entered nearly simultaneous orders without the intent to engage in a bona fide trading transaction), and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating
Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

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

     (b)  Holders:
          -------

          As of December 31, 1997, there were 390 holders of Units, including the General Partner.

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

                                          FOR THE YEAR    FOR THE YEAR    FOR THE YEAR   FOR THE YEAR    FOR THE YEAR
                                              ENDED           ENDED           ENDED          ENDED           ENDED
                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,

INCOME STATEMENT DATA                          1997            1996           1995            1994           1993
---------------------                     --------------  --------------  -------------  --------------  -------------
Revenues:

Trading Profits (Loss)

      Realized Gain                          $1,551,671      $1,800,104      $2,689,922     $2,206,016      $  369,871

      Change in Unrealized (Loss) Gain         (102,280)        (39,401)        405,757       (891,323)      1,010,906
                                             ----------      ----------      ----------     ----------      ----------

         Total Trading Results                1,449,391       1,760,703       3,095,679      1,314,693       1,380,777

Interest Income                                 470,192         382,717         468,023        290,482         216,417
                                             ----------      ----------      ----------     ----------      ----------

         Total Revenues                       1,919,583       2,143,420       3,563,702      1,605,175       1,597,194
                                             ----------      ----------      ----------     ----------      ----------

Expenses:

   Brokerage Commissions                      1,022,449       1,120,320       1,208,671      1,056,436       1,196,550

   Administrative Fees                           26,392          24,001               -              -               -

   Profit Shares                                278,351         206,261         471,976        119,420          83,410
                                             ----------      ----------      ----------     ----------      ----------

        Total Expenses                        1,327,192       1,350,582       1,680,647      1,175,856       1,279,960
                                             ----------      ----------      ----------     ----------      ----------

      Net Income                             $  592,391      $  792,838      $1,883,055     $  429,319      $  317,234
                                             ==========      ==========      ==========     ==========      ==========

                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
BALANCE SHEET DATA                              1997            1996            1995           1994            1993
------------------                           ----------      ----------      ----------     ----------      ----------

Fund Net Asset Value                         $9,640,738      $9,895,616      $9,891,103     $8,863,340      $9,610,371

Net Asset Value per Unit                        $275.73         $260.29         $238.96        $195.94         $185.64
----------------------------------------------------------------------------------------------------------------------

                                        MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------
         JAN.     FEB.     MAR.     APR.      MAY     JUNE     JULY     AUG.     SEPT.    OCT.     NOV.     DEC.
------------------------------------------------------------------------------------------------------------------
 1993   $174.03  $182.97  $181.37  $190.86  $186.44  $180.53  $188.27  $172.77  $173.34  $170.26  $172.38  $185.64
------------------------------------------------------------------------------------------------------------------
 1994   $170.96  $168.29  $179.52  $174.67  $182.59  $191.83  $186.02  $174.47  $179.91  $184.24  $192.32  $195.94
------------------------------------------------------------------------------------------------------------------
 1995   $189.48  $201.01  $231.61  $240.44  $235.91  $237.51  $230.15  $231.47  $226.17  $224.81  $224.36  $238.96
------------------------------------------------------------------------------------------------------------------
 1996   $252.05  $224.51  $225.51  $236.49  $219.53  $227.57  $230.17  $224.71  $230.21  $251.56  $258.55  $260.29
------------------------------------------------------------------------------------------------------------------
 1997   $277.32  $292.65  $283.51  $274.35  $277.52  $277.13  $295.54  $270.69  $273.08  $266.48  $265.12  $275.73
------------------------------------------------------------------------------------------------------------------


          Pursuant to CFTC policy, monthly performance is presented from January 1, 1993, even though the Units were outstanding prior to such date.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                               DECEMBER 31, 1997

 Type of Pool:  Single Advisor/Publicly-Offered/Non-"Principal Protected"/(1)/
                     Inception of Trading:  January 2, 1987
                    Aggregate Subscriptions:    $56,741,035
                      Current Capitalization:   $9,640,738
                 Worst Monthly Drawdown/(2)/:  (10.92)% (2/96)
           Worst Peak-to-Valley Drawdown/(3)/:  (12.90)%  (2/96-5/96)
                                 _____________

             Net Asset Value per Unit, December 31, 1997:   $275.73

------------------------------------------------------------
                MONTHLY RATES OF RETURN/(4)/
------------------------------------------------------------
      MONTH         1997    1996     1995     1994     1993
------------------------------------------------------------
January             6.54%    5.48%   (3.30)%  (7.91)%  (3.10)%
------------------------------------------------------------
February            5.53   (10.92)    6.09    (1.56)    5.14
------------------------------------------------------------
March              (3.12)    0.44    15.22     6.67    (0.87)
------------------------------------------------------------
April              (3.23)    4.87     3.81    (2.70)    5.23
------------------------------------------------------------
May                 1.16    (7.17)   (1.88)    4.53    (2.32)
------------------------------------------------------------
June               (0.14)    3.66     0.68     5.06    (3.17)
------------------------------------------------------------
July                6.64     1.14    (3.10)   (3.03)    4.29
------------------------------------------------------------
August             (8.41)   (2.37)    0.57    (6.21)   (8.23)
------------------------------------------------------------
September           0.88     2.45    (2.29)    3.12     0.33
------------------------------------------------------------
October            (2.42)    9.27    (0.60)    2.41    (1.77)
------------------------------------------------------------
November           (0.51)    2.78    (0.20)    4.39     1.24
------------------------------------------------------------
December            4.00     0.67     6.50     1.89     7.69
------------------------------------------------------------
Compound Annual     5.93%    8.93%   21.95%    5.55%    3.36%
Rate of Return
------------------------------------------------------------


          (1) Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1993 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1993 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

   OPERATIONAL OVERVIEW

         The Fund's success depends on Millburn Ridgefield's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. Millburn Ridgefield's trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. Millburn Ridgefield believes, however, that there are certain market conditions -- for example, markets with strong price trends -- in which the Fund has a better opportunity of being profitable than in others.

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

         MLIP relies primarily on Millburn Ridgefield's risk management policies and strategies to control the market risk inherent in the Fund's trading. MLIP reviews the positions acquired by Millburn Ridgefield on a daily basis in an effort to determine whether such policies and strategies are being followed and whether the overall positions of the Fund may have become what MLIP analyzes as being excessively concentrated in a limited number of markets -- in which case MLIP may discuss the possibility of rebalancing or deleveraging the Fund's portfolio with Millburn Ridgefield. To date, however, MLIP has not intervened so as to require any rebalancing or deleveraging of Millburn Ridgefield's trading.

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

         1996

         1996 began with the East Coast blizzard, continuing difficulties in federal budget talks and an economic slowdown having a negative impact on many markets. The Fund was profitable in January due to strong profits in currency trading as the U.S. dollar reached a 23-month high against the Japanese yen. In February, however, the Fund incurred its worst monthly loss due to the sudden reversals in several strong price trends and considerable volatility in the currency and financial markets. During March, large profits were taken in the crude oil and gasoline markets as strong demand continued and talks between the United Nations and Iraq were suspended. This trend continued into the second quarter, during which strong gains were also recognized in the agricultural markets as a combination of drought and excessive rain drove wheat and grain prices to historic highs. In the late summer and early fall months, the Fund continued to trade profitably as trending prices in a number of key markets favorably impacted the Fund's performance. In September heating oil hit a five-year high on soaring prices in Europe, and the Fund was also able to capitalize on downward trends in the metals markets. Strong trends in the currency and global bond markets produced significant gains in October and November, but the year ended with declining performance as December witnessed the reversal of several strong upward trends and increased volatility in key markets.

         1997

         Trend reversals and extreme market volatility, affected by such factors as the Asian flu and El Nino, were characteristic of most of 1997. However, the year proved to be a profitable one overall for the Fund as trends in several key markets enabled the Trading Advisors to profit despite the significant obstacles. Although trading results in several sectors may have been lackluster, the global currency and bond markets offered noteworthy trading opportunities, which resulted in significant profits in these markets during the year. Additionally, the currency and interest rate sectors of the Fund's portfolio represented its largest percentage of market commitments.

         In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. However, the dollar underwent two significant corrections during the year. The first correction occurred in the Spring against the Japanese yen, due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. From August through mid-November, the dollar corrected against the Eurocurrencies in advance of a well-advertised tightening by the Bundesbank. By mid-December the dollar had bounced back to new highs against the yen and was rallying against the mark.

         Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. By the middle of the year, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress. Effects of the plunge in the Hong Kong stock market in late October spread rapidly throughout the world's financial markets, including global bond markets. After continued volatility in subsequent months made trading difficult, 1997 interest rate trading ended on a positive note when U.S. and Japanese bond markets rallied as a flight to safety from plunging stock markets around the world occurred in December.

         In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. By mid-year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production, joined forces to pressure oil-producing nations to stay within OPEC production quotas. In December, financial and economic problems in Asia reduced demand for oil, and in combination with ample supplies, resulted in crude oil prices declining once again.

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

         Except in unusual circumstances, factors -- regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business have virtually no impact on the Fund.

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

   THE YEAR 2000 COMPUTER ISSUE

         Merrill Lynch's modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

         Not Applicable.

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

         The directors and executive officers of MLIP as of February 1, 1998 and their respective business backgrounds are as follows.

John R. Frawley, Jr.                    Chairman, Chief Executive Officer,
                                        President and Director

Jeffrey F. Chandor                      Senior Vice President, Director of
                                        Sales, Marketing and Research and
                                        Director

Joseph H. Moglia                        Director

Allen N. Jones                          Director

Stephen G. Bodurtha                     Director

Michael A. Karmelin                     Chief Financial Officer, Vice
                                        President and Treasurer

Steven B. Olgin                         Vice President, Secretary and Director
                                        of Administration

         John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley is currently serving his fourth consecutive one-year term as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley is also a Director of that organization. Mr. Frawley currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          Joseph H. Moglia was born in 1949. He is a director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government, magna cum laude. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of MLPF&S's Structured Investments Group since 1995.

          Michael A. Karmelin was born in 1947. Mr. Karmelin is Chief Financial Officer, Vice President and Treasurer of MLIP. Prior to joining MLIP in April 1997, Mr. Karmelin was Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin joined ML Hubbard in January 1994 and was a Vice President of ML Hubbard. From May 1994 to April 1997, he was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with ML&Co and MLPF&S from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accounting examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

          Messrs. Moglia and Bodurtha became Directors in January 1998.

          As of December 31, 1997, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $142,826.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Growth and Guarantee Fund L.P., ML Futures Investments L.P., ML Futures Investments II L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund L.P., The SECTOR Strategy Fund/SM/ II L.P., The SECTOR Strategy Fund/SM/ V L.P., The SECTOR Strategy Fund/SM/ VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

          See Item 10(a)(b) above.

     (f)  Involvement in Certain Legal Proceedings:
          ----------------------------------------

          None.

     (g)  Promoters and Control Persons:
          -----------------------------

          Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

          The directors and officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners:
          -----------------------------------------------

          As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units.

     (b)  Security Ownership of Management:
          --------------------------------

          As of December 31, 1997, the Trading Advisor owned 1,026 Units and the General Partner owned 518 Units (unit-equivalent general partnership interests), which was less than 2% of the total Units outstanding.

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

          In 1997 the Partnership accrued: (i) Brokerage Commissions of $1,022,449 to the Commodity Broker, which included $211,173 in consulting fees accrued by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $26,392 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Interest Income -- Interest Earned on the Fund's U.S. Dollar Available Assets" and Item 11, "Executive Compensation" herein.

          See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

     (c)  Indebtedness of Management:
          --------------------------

          The Partnership is prohibited from making any loans, to management or otherwise.

     (d)  Transactions with Promoters:
          ---------------------------

          Not applicable.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)1.     Financial Statements (found in Exhibit 13.01):         Page:
          -----------------------------------------------------  -----


          Independent Auditors' Report                             1

          Consolidated Statements of Financial Condition as of
          December 31, 1997 and 1996                               2

          For the years ended December 31, 1997, 1996 and 1995:
          Consolidated Statements of Income                        3
          Consolidated Statements of Changes in Partners' Capital  4

          Notes to Consolidated Financial Statements            5-11

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

(a)3.     Exhibits:
          --------

          The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation    Description
-----------    -----------

3.01           Amended and Restated Limited Partnership Agreement of the
               Partnership.

Exhibit 3.01:  Is incorporated herein by reference from Exhibit 3.01 contained
------------
               in Amendment No. 1 to the Registration Statement (File No. 33-
               8377) filed on October 21, 1986, on Form S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement").

3.02 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990.

Exhibit 3.02   Is incorporated by reference from Exhibit 3.02 contained in the
------------
               Partnership's report on Form 10-K for the fiscal year ended December 31, 1989.

3.04 Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

Exhibit 3.04:  Is incorporated herein by reference from Exhibit 3.04 contained
------------
               in the Partnership's Report on Form 10-Q for the Quarter ended September 30, 1995.

10.01 Joint Venture Agreement between the Partnership, Merrill Lynch Investment Partners Inc. and Millburn Ridgefield Corporation.

Exhibit 10.01: Is incorporated herein by reference from Exhibit 10.01
-------------
               contained in the Registrant's Registration Statement.

10.03          Customer Agreement between the Joint Venture and Merrill Lynch
               Futures Inc.

Exhibit 10.03: Is incorporated hereby by reference from Exhibit 10.03
-------------
               contained in the Registrant's Registration Statement.

10.05 Form of Consulting Agreement between Millburn Ridgefield Corporation and the Partnership.

Exhibit 10.05: Is incorporated herein by reference from Exhibit 10.05(a)
-------------
               contained in the Partnership's Report on Form 10-K of December 31, 1987, filed on March 28, 1988.

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.06: Is incorporated herein by reference from Exhibit 10.06
-------------
               contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., Millburn Ridgefield Corporation, the Fund and Merrill Lynch Futures.

Exhibit 10.07(a): Is incorporated herein by reference from Exhibit 10.07(a) ---------------- contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.07(b): Is incorporated herein by reference from Exhibit 10.07(b) ---------------- contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01          1997 Annual Report and Independent Auditors' Report.

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

          No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                              THE FUTURES EXPANSION FUND LIMITED
                              PARTNERSHIP

                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                   General Partner

                              By: /s/ John R. Frawley, Jr.
                                  ------------------------
                                  John R. Frawley, Jr.
                                  Chairman, Chief Executive Officer, President
                                    and Director (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                  Title                                                    Date
---------                  -----                                                    ----

/s/John R. Frawley, Jr.    Chairman, Chief Executive Officer, President and         March 25, 1998
-----------------------
John R. Frawley, Jr.       Director (Principal Executive Officer)

/s/Michael A. Karmelin     Vice President, Chief Financial Officer, and             March 25, 1998
----------------------
Michael A. Karmelin        Treasurer (Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor      Senior Vice President, Director of Sales,                March 25, 1998
---------------------
Jeffrey F. Chandor         Marketing and Research, and Director

/s/Allen N. Jones          Director                                                 March 25, 1998
-----------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT   General Partner of Registrant                            March 25, 1998
 PARTNERS INC.


By: /s/John R. Frawley, Jr.
    -----------------------
       John R. Frawley, Jr.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                                 1997 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                  Exhibit
                  -------

Exhibit 13.01     1997 Annual Report and Independent Auditors' Report