Form 10-Q
period 1998-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1998-05-11
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                  OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________  to ___________

Commission File Number 0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                     13-3365950
-------------------------------               --------------------------------
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

                                  212-236-9757
               --------------------------------------------------
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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                          March 31,       December 31,
                                                            1998             1997
                                                        ------------     -------------
ASSETS
------
Accrued interest                                            $41,433           $44,081
Equity in commodity futures trading accounts:
    Cash and options premiums                             9,435,677         9,715,506
    Net unrealized profit on open contracts                 260,270           435,225
                                                        ------------     -------------

                TOTAL                                    $9,737,380       $10,194,812
                                                        ============     =============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit Shares payable                                   $42,662          $278,351
    Brokerage commissions payable                            77,085            80,591
    Redemptions payable                                      20,795           193,011
    Administrative fees payable                               2,029             2,121
                                                        ------------     -------------

            Total liabilities                               142,571           554,074
                                                        ------------     -------------

PARTNERS' CAPITAL:
    General Partner (518 and 518 Units)                     143,624           142,826
    Limited Partners (34087 and 34447 Units)              9,451,185         9,497,912
                                                        ------------     -------------

            Total partners' capital                       9,594,809         9,640,738
                                                        ------------     -------------

                TOTAL                                    $9,737,380       $10,194,812
                                                        ============     =============

NET ASSET VALUE PER UNIT

         (Based on 34605 and 34965 Units outstanding)       $277.27           $275.73
                                                        ============     =============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (a Delaware limited partnership)
                                AND JOINT VENTURE

                       CONSOLIDATED STATEMENTS OF INCOME



                                               For the three     For the three
                                               months ended       months ended
                                                 March 31,          March 31,
                                                   1998               1997
                                               -------------      -------------
REVENUES:
    Trading profits (loss):
        Realized                                   $386,389         $1,940,962
        Change in unrealized                       (174,955)          (614,589)
                                               -------------      -------------

            Total trading results                   211,434          1,326,373
                                               -------------      -------------

    Interest income                                 124,335            107,619
                                               -------------      -------------

            Total revenues                          335,769          1,433,992
                                               -------------      -------------
EXPENSES:
    Profit shares                                    42,662            259,014
    Brokerage commissions                           232,670            283,523
    Administrative fees                               6,123              6,946
                                               -------------      -------------

            Total expenses                          281,455            549,483
                                               -------------      -------------

NET INCOME                                          $54,314           $884,509
                                               =============      =============
NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                                  34,817             37,827
                                               =============      =============

    Weighted average net income
       per Limited Partner
      and General Partner Unit                        $1.56             $23.38
                                               =============      =============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           -------------------------------------------------------
              For the three months ended March 31, 1998 and 1997
              --------------------------------------------------


                                            Units          Limited Partners    General Partner         Total
                                       ----------------   ------------------  -----------------   ----------------
PARTNERS' CAPITAL,
  December 31, 1996                             38,018          $9,760,787            $134,829         $9,895,616

Redemptions                                       (534)           (153,215)            -                 (153,215)

Net income                                      -                  872,482              12,027            884,509
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  March 31, 1997                                37,484         $10,480,054            $146,856        $10,626,910
                                       ================   =================   =================   ================

PARTNERS' CAPITAL,
  December 31, 1997                             34,965          $9,497,912            $142,826         $9,640,738

Redemptions                                       (360)           (100,243)            -                 (100,243)

Net income                                      -                   53,516                 798             54,314
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  March 31, 1998                                34,605          $9,451,185            $143,624         $9,594,809
                                       ================   =================   =================   ================


See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The Partnership's total trading results by reporting category for the respective periods are as follows:


                           For the three          For the three
                            months ended           months ended
                             March 31,               March 31,
                                1998                   1997
                         -------------------   --------------------

Interest rate &
Stock indices                      $(96,707)               $95,969
Commodities                         (26,317)               126,651
Currencies                          102,763              1,196,236
Energy                              211,416                 28,687
Metals                               20,279               (121,170)
                         -------------------   --------------------
                                   $211,434             $1,326,373
                         ===================   ====================

The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                             1998                                                 1997
                        ---------------------------------------------        ---------------------------------------------
                           Commitment to              Commitment to             Commitment to              Commitment to
                        Purchase (Futures,            Sell (Futures,         Purchase (Futures,            Sell (Futures,
                        Options & Forwards)        Options & Forwards)       Options & Forwards)        Options & Forwards)
                        ------------------         ------------------        ------------------         ------------------
Interest rate &
Stock Indices                $21,975,587                $30,094,736               $33,617,268                $16,297,078
Commodities                    2,045,753                  1,699,775                 1,853,301                  1,608,555
Currencies                    14,480,147                 26,259,871                16,123,114                 24,881,223
Energy                         1,370,438                    729,011                  -                         2,919,411
Metals                         1,672,318                  2,530,209                   921,166                  3,847,958
                        -----------------          -----------------         -----------------          -----------------
                             $41,544,243                $61,313,601               $52,514,849                $49,554,225
                        =================          =================         =================          =================


The contract/notional values of the Trading Partnership's exchange-traded and non-exchange traded derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                                             1998                                                 1997
                        ---------------------------------------------        ---------------------------------------------
                           Commitment to              Commitment to             Commitment to              Commitment to
                        Purchase (Futures,            Sell (Futures,         Purchase (Futures,            Sell (Futures,
                        Options & Forwards)        Options & Forwards)       Options & Forwards)        Options & Forwards)
                        ------------------         ------------------        ------------------         ------------------
Exchange
   traded                    $26,630,973                $32,897,506               $36,346,629                $21,506,634
Non-Exchange
   traded                     14,913,270                 28,416,095                16,168,220                 28,047,591
                        -----------------          -----------------         -----------------          -----------------
                             $41,544,243                $61,313,601               $52,514,849                $49,554,225
                        =================          =================         =================          =================


The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:


                                             1998                                                 1997
                        ---------------------------------------------        ---------------------------------------------
                           Commitment to              Commitment to             Commitment to              Commitment to
                        Purchase (Futures,            Sell (Futures,         Purchase (Futures,            Sell (Futures,
                        Options & Forwards)        Options & Forwards)       Options & Forwards)        Options & Forwards)
                        ------------------         ------------------        ------------------         ------------------
Interest rate &
Stock Indices                $25,236,756                $22,096,602               $41,346,354                $24,621,142
Commodities                    1,214,642                  2,551,315                 1,878,924                  1,911,620
Currencies                    37,366,663                 44,234,026                51,748,337                 57,472,839
Energy                         1,091,394                  1,456,456                 2,157,602                  1,639,384
Metals                         2,557,409                  3,668,566                 4,407,862                  4,749,545
                        -----------------          -----------------         -----------------          -----------------
                             $67,466,864                $74,006,965              $101,539,079                $90,394,530
                        =================          =================         =================          =================


The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:


                              1998                            1997
                  -----------------------------   -----------------------------
                      Gross           Net             Gross           Net
                   Unrealized     Unrealized       Unrealized     Unrealized
                     Profit         Profit           Profit         Profit
                  -------------- --------------   -------------- --------------
Exchange
   traded              $225,915        $47,696         $492,147       $398,368
Non-Exchange
    traded              520,262        212,574          394,483         36,857
                  -------------- --------------   -------------- --------------
                       $746,177       $260,270         $886,630       $435,225
                  ============== ==============   ============== ==============

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------


                      MONTH-END NET ASSET VALUE PER UNIT


                   ----------------------------------------
                               Jan.      Feb.      Mar.
                   ----------------------------------------
                    1997       $277.32   $292.65   $283.51
                   ----------------------------------------
                    1998       $281.99   $274.64   $277.27
                   ----------------------------------------

Performance Summary

January 1, 1997 to March 31, 1997

In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. Currency trading was profitable in January and February.

Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Gains were apparent in interest rate trading during February and March.

In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Energy trading proved profitable in February; losses, however, occurred in January and March.

January 1, 1998 to March 31, 1998

The principal feature of the currency markets in the first quarter was U.S. dollar strength. Short positions versus the dollar in the Japanese yen, Swiss franc, German mark and Spanish peseta were profitable. Swiss franc and German mark puts were profitable as well.

In the energy markets, short positions in crude oil, heating oil, London gas oil and unleaded gasoline and a long position in natural gas were profitable.

Stock index futures trading was unprofitable in the first quarter due primarily to losses on short positions in the Japanese Nikkei and Topix, the Hong Kong Hang Seng and the Standard & Poor's 500(R) Stock indices.

Losses were also sustained in agricultural commodity trading. Short positions in cotton and both sides of London cocoa and coffee were unprofitable. Short positions in sugar and corn were profitable.

Interest rates were flat, with gains on French, German, Italian and Spanish 10-year government bonds and short-term Eurodollar deposits offset by losses in Australian, Japanese and Canadian 10-year government bonds and short-term Euroyen deposits.

Metals were also flat in the first quarter, with gains in nickel and aluminum offset by losses in gold, copper and silver.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

       There are no pending proceedings to which the Partnership or the General Partner is a party.


Item 2.      Changes in Securities and Use of Proceeds

             (a)  None.
             (b)  None.
             (c)  None.
             (d)  None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

   Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

Item 6.      Exhibits and Reports on Form 8-K.

            (a)  Exhibits.

                 There are no exhibits required to be filed as part of this document.

            (b) Reports on Form 8-K.

                 There were no reports on Form 8-K filed during the three months of fiscal 1998.

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




                               THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP





                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                               (General Partner)






Date: May 11, 1998                 By /s/ JOHN R. FRAWLEY, JR.
                                      ------------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director







Date:  May 11, 1998                By /s/ SERGIO M. PAVONE
                                      --------------------
                                      Sergio M. Pavone
                                      Vice President and Controller
                                      (Chief Accounting Officer)