Form 10-Q
period 1998-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1998-08-13
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                 -------------

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

           Delaware                                           13-3365950
-----------------------------------          ---------------------------------
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

                                 212-236-5662
        --------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                              June 30,        December 31,
                                                                                1998              1997
                                                                           ---------------  -----------------
    ASSETS
    Accrued interest                                                        $      36,565    $        44,081
    Equity in commodity futures trading accounts:
        Cash and options premiums                                               8,935,118          9,715,506
        Net unrealized profit on open contracts                                   (19,940)           435,225
                                                                           ---------------  -----------------
                    TOTAL                                                   $   8,951,743    $    10,194,812
                                                                           ===============  =================

    LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES:
        Profit Shares payable                                               $         423    $       278,351
        Brokerage commissions payable                                              70,865             80,591
        Redemptions payable                                                        73,524            193,011
        Administrative fees payable                                                 1,865              2,121
                                                                           ---------------  -----------------
                Total liabilities                                                 146,677            554,074
                                                                           ---------------  -----------------

    PARTNERS' CAPITAL:
        General Partner (339 and 518 Units)                                        90,636            142,826
        Limited Partners (32594 and 34447 Units)                                8,714,430          9,497,912
                                                                            ---------------  -----------------

                Total partners' capital                                         8,805,066          9,640,738
                                                                           ---------------  -----------------

                    TOTAL                                                  $    8,951,743   $     10,194,812
                                                                          ===============  =================

        NET ASSET VALUE PER UNIT

           (Based on 32933 and 34965 Units outstanding)                    $       267.36   $         275.73
                                                                          ===============  =================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                              For the three       For the three      For the six       For the six
                                               months ended        months ended      months ended      months ended
                                                 June 30,            June 30,         June 30,          June 30,
                                                   1998                1997             1998              1997
                                             -----------------   -----------------  --------------   ---------------
REVENUES:
    Trading profits (loss):
        Realized                              $        (8,189)    $      (238,618)   $    378,200     $   1,702,344
        Change in unrealized                         (280,210)            102,942        (455,165)         (511,647)
                                             -----------------   -----------------  --------------   ---------------

            Total trading results                    (288,399)           (135,676)        (76,965)        1,190,697
                                             -----------------   -----------------  --------------   ---------------

    Interest income                                   111,659             126,782         235,994           234,401
                                             -----------------   -----------------  --------------   ---------------

            Total revenues                           (176,740)             (8,894)        159,029         1,425,098
                                             -----------------   -----------------  --------------   ---------------
EXPENSES:
    Profit Shares                                     (42,239)            (28,311)            423           230,703
    Brokerage commissions                             212,986             252,070         445,656           535,593
    Administrative fees                                 5,605               6,633          11,728            13,579
                                             -----------------   -----------------  --------------   ---------------

            Total expenses                            176,352             230,392         457,807           779,875
                                             -----------------   -----------------  --------------   ---------------

NET (LOSS) INCOME                             $      (353,092)    $      (239,286)   $   (298,778)    $     645,223
                                             =================   =================  ==============   ===============
NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                    33,904              37,344          34,362            37,585
                                             =================   =================  ==============   ===============
       Weighted average net (loss) income
       per Limited Partner
       and General Partner Unit               $        (10.41)    $         (6.41)   $      (8.70)    $       17.17
                                             =================   =================  ==============   ===============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------

                                            Units          Limited Partners    General Partner          Total
                                       ----------------   ------------------   ----------------   ----------------
PARTNERS' CAPITAL,
  December 31, 1996                             38,018     $     9,760,787      $      134,829     $    9,895,616

Redemptions                                     (1,064)           (299,866)          -                   (299,866)

Net income                                    -                    636,500               8,723            645,223
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1997                                 36,954     $    10,097,421     $       143,552     $   10,240,973
                                       ================   =================   =================   ================

PARTNERS' CAPITAL,
  December 31, 1997                             34,965     $     9,497,912     $       142,826     $    9,640,738

Redemptions                                     (2,032)           (489,452)            (47,442)          (536,894)

Net loss                                      -                   (294,030)             (4,748)          (298,778)
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1998                                 32,933     $     8,714,430     $        90,636     $    8,805,066
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

  The Partnership's total trading results by reporting category for the respective periods are as follows:


                          For the three      For the three     For the six       For the six
                           months ended       months ended       months ended     months ended
                            June 30,           June 30,          June 30,         June 30,
                              1998               1997              1998             1997
                         ----------------   ----------------  ---------------   --------------
Interest rate &
Stock indices             $     (218,152)    $      126,438    $    (314,859)    $    222,407
Commodities                      201,971            207,637          175,654          334,288
Currencies                      (328,210)           (45,486)        (225,447)       1,150,750
Energy                            39,923           (247,472)         251,339         (218,785)
Metals                            16,069           (176,793)          36,348         (297,963)
                         ----------------   ----------------  ---------------   --------------
                          $     (288,399)    $     (135,676)   $     (76,965)    $  1,190,697
                         ================   ================  ===============   ==============

The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                          1998                                                1997
                      --------------------------------------------         -------------------------------------------
                           Commitment to          Commitment to               Commitment to          Commitment to
                        Purchase (Futures,        Sell (Futures,           Purchase (Futures,        Sell (Futures,
                        Options & Forwards)     Options & Forwards)        Options & Forwards)     Options & Forwards)
                      --------------------------------------------------------------------------------------------------------
Interest rate &
Stock  Indices         $      40,637,375       $       14,464,134          $      33,617,268        $      16,297,078
Commodities                    1,168,960                  954,470                  1,853,301                1,608,555
Currencies                    35,276,528               44,557,183                 16,123,114               24,881,223
Energy                           822,010                1,418,063                  -                        2,919,411
Metals                                 -                2,389,092                    921,166                3,847,958
                      -------------------      -------------------         ------------------      -------------------
                       $      77,904,873        $      63,782,942          $      52,514,849        $      49,554,225
                      ===================      ===================         ==================      ===================

The contract/notional values of the Trading Partnership's exchange-traded and non-exchange traded derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                        1998                                                1997
                      --------------------------------------------         -------------------------------------------
                          Commitment to              Commitment to             Commitment to           Commitment to
                        Purchase (Futures,           Sell (Futures,          Purchase (Futures,        Sell (Futures,
                        Options & Forwards)        Options & Forwards)       Options & Forwards)     Options & Forwards)
                      ---------------------------------------------------------------------------------------------------
Exchange
   traded              $      34,482,881        $      46,264,995           $     36,346,629          $    21,506,634
Non-Exchange
    traded                    43,421,992               17,517,947                 16,168,220               28,047,591
                      -------------------      -------------------         ------------------      -------------------
                       $      77,904,873        $      63,782,942           $     52,514,849          $    49,554,225
                      ===================      ===================         ==================      ===================

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

                                         1998                                            1997
                      --------------------------------------------     -------------------------------------------
                           Commitment to            Commitment to           Commitment to            Commitment to
                        Purchase (Futures,         Sell (Futures,        Purchase (Futures,         Sell (Futures,
                        Options & Forwards)      Options & Forwards)     Options & Forwards)     Options & Forwards)
                      ----------------------------------------------------------------------------------------------
Interest rate &
Stock  Indices         $      27,431,881        $      19,839,052       $     41,346,354          $    24,621,142
Commodities                    1,011,990                1,977,396              1,878,924                1,911,620
Currencies                    40,710,356               44,907,577             51,748,337               57,472,839
Energy                           778,200                1,433,040              2,157,602                1,639,384
Metals                         3,424,842                3,960,553              4,407,862                4,749,545
                      -------------------      -------------------     ------------------       ------------------
                       $      73,357,269        $      72,117,618       $    101,539,079          $    90,394,530
                      ===================      ===================     ==================       ==================

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:

                                      1998                                     1997
                      -----------------------------------     ------------------------------------
                          Gross                 Net               Gross                  Net
                       Unrealized           Unrealized         Unrealized            Unrealized
                         Profit               Profit             Profit                Profit
                      --------------       --------------     --------------        --------------
Exchange
   traded              $    280,178         $     96,184       $    492,147          $    398,368
Non-Exchange
    traded                  572,291             (116,124)           394,483                36,857
                      --------------       --------------     --------------        --------------
                       $    852,469         $    (19,940)      $    886,630          $    435,225
                      ==============       ==============     ==============        ==============

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


            Jan.      Feb.      Mar.      Apr       May       Jun
--------------------------------------------------------------------
1997       $277.32   $292.65   $283.51   $274.35   $277.52   $277.13
--------------------------------------------------------------------
1998       $281.99   $274.64   $277.27   $254.92   $265.04   $267.36
--------------------------------------------------------------------


Performance Summary

January 1, 1997 to June 30, 1997

January 1, 1997 to March 31, 1997

In the currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. Currency trading was profitable in January and February.

Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. Gains were apparent in interest rate trading during February and March.

In the energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Energy trading proved profitable in February; losses, however, occurred in January and March.

April 1, 1997 to June 30, 1997

In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was unprofitable for the quarter.

Global interest rate and stock indices trading provided profitable results for the quarter. During April, U.S. bond prices moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve. World stock markets generally rose in June, and long positions in Japanese Nikkei and Topix indices, the Hong Kong Hang Seng index and the Australian All Ordinaries index was profitable.

Energy trading was unprofitable for the quarter. In June crude oil trended downward during the beginning of the month, before a sudden price reversal occurred amid speculation that Iraq exports could be delayed until August. Price movement of heating oil and unleaded gas proved to be trendless.

January 1, 1998 to June 30, 1998

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

April 1, 1998 to June 30, 1998

In the currency sector of the portfolio, profits from short positions in the Japanese yen were outweighed by losses from European currency trading against the U.S. dollar. Non-dollar cross rate trading was narrowly profitable.

In the interest rate sector of the portfolio, long positions in the Japanese 10-year government bonds were profitable but these gains were outweighed by losses from U.S., European, Canadian and Australian interest rate futures trading.

In the stock index sector of the portfolio, a short position in the Hong Kong Hang Seng index and both sides of the Standard & Poor's 500(R) Stock Index were profitable. Small losses were sustained in Australian and Japanese stock index futures trading.

In the energy sector of the portfolio, profits from short positions in London aluminum and zinc outweighed losses on short positions in gold and copper.

In agricultural commodities, short positions in sugar and coffee were quite profitable, as was a long position in cotton. Small losses were sustained in trading cocoa and orange juice.

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

         (a)    None.
         (b)    None.
         (c)    None.
         (d)    None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. (AMLIP@). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.

           There are no exhibits required to be filed as part of this document.

      (b)  Reports on Form 8-K.

           There were no reports on Form 8-K filed during the six months of fiscal 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
 .



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: August 11, 1998       By:/s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                              John R. Frawley, Jr.
                              Chairman, Chief Executive Officer,
                              President and Director



Date:  August 11, 1998      By:/s/ JO ANN DI DARIO
                               -------------------
                              Jo Ann Di Dario
                              Vice President, Chief Financial Officer
                              and Treasurer