Form 10-Q
period 1998-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1998-11-12
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                --------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------    ------------------

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

                                 212-236-5662
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                          September 30,   December 31,
                                                              1998            1997
                                                          -------------   ------------
ASSETS
------
Accrued interest                                               $ 34,185       $ 44,081
Equity in commodity futures trading accounts:
    Cash and options premiums                                 8,171,998      9,715,506
    Net unrealized profit on open contracts                     972,077        435,225
                                                            -----------   ------------

                TOTAL                                       $ 9,178,260   $ 10,194,812
                                                            ===========   ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit Shares payable                                     $ 129,533      $ 278,351
    Brokerage commissions payable                                72,658         80,591
    Redemptions payable                                         128,433        193,011
    Administrative fees payable                                   1,912          2,121
                                                            -----------   ------------

            Total liabilities                                   332,536        554,074
                                                            -----------   ------------

PARTNERS' CAPITAL:
-----------------
  General Partner (339 and 518 Units)                            95,688        142,826
  Limited Partners (30999 and 34447 Units)                    8,750,036      9,497,912
                                                            -----------   ------------

            Total partners' capital                           8,845,724      9,640,738
                                                            -----------   ------------

                TOTAL                                       $ 9,178,260   $ 10,194,812
                                                            ===========   ============

NET ASSET VALUE PER UNIT

         (Based on 31338 and 34965 Units outstanding)          $ 282.27       $ 275.73
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                           For the three   For the three   For the nine    For the nine
                                           months ended    months ended    months ended    months ended
                                           September 30,   September 30,   September 30,   September 30,
                                                1998            1997            1998            1997
                                           -------------   -------------   -------------   ------------
REVENUES:
    Trading profits (loss):
        Realized                            $ (247,935)       $ 14,868      $ 130,265       $ 1,717,212
        Change in unrealized                   942,991         (24,152)       487,826          (535,799)
                                            -----------     -----------     ----------      ------------

            Total trading results              695,056          (9,284)       618,091         1,181,413
                                            -----------     -----------     ----------      ------------

    Interest income                            108,409         117,311        344,403           351,712
                                            -----------     -----------     ----------      ------------

            Total revenues                     803,465         108,027        962,494         1,533,125
                                            -----------     -----------     ----------      ------------

EXPENSES:
    Profit Shares                              129,226          (4,858)       129,649           225,845
    Brokerage commissions                      207,590         251,391        653,246           786,984
    Administrative fees                          5,463           6,616         17,191            20,195
                                            -----------     -----------     ----------      ------------

            Total expenses                     342,279         253,149        800,086         1,033,024
                                            -----------     -----------     ----------      ------------

NET INCOME (LOSS)                            $ 461,186      $ (145,122)     $ 162,408         $ 500,101
                                            ===========     ===========     ==========      ============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                             32,287          36,561         33,669            37,244
                                            ===========     ===========     ==========      ============

       Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit                $ 14.28         $ (3.97)        $ 4.82           $ 13.43
                                             ===========     ===========     ==========      ============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
              For the nine months ended September 30, 1998 and 1997
              -----------------------------------------------------

                                   Units       Limited Partners   General Partner     Total
                              ---------------  ----------------   ---------------  ------------
PARTNERS' CAPITAL,
  December 31, 1996                 38,018        $ 9,760,787       $ 134,829       $ 9,895,616

Redemptions                         (2,063)          (577,210)        -                (577,210)

Net income                           -                493,476           6,625           500,101
                              -------------    ---------------     -----------   ---------------

PARTNERS' CAPITAL,
  September 30, 1997                35,955        $ 9,677,053       $ 141,454       $ 9,818,507
                              =============    ===============     ===========   ===============

PARTNERS' CAPITAL,
  December 31, 1997                 34,965        $ 9,497,912       $ 142,826       $ 9,640,738

Redemptions                         (3,627)          (909,980)        (47,442)         (957,422)

Net income                           -                162,104             304           162,408
                              -------------    ---------------     -----------   ---------------

PARTNERS' CAPITAL,
  September 30, 1998                31,338        $ 8,750,036        $ 95,688       $ 8,845,724
                              =============    ===============     ===========   ===============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") as of September 30, 1998 and the results of its operations for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.      FAIR VALUE AND OFF-BALANCE SHEET RISK

        The Partnership's total trading results by reporting category for the respective periods are as follows:


                      For the three    For the three   For the nine   For the nine
                      months ended     months ended    months ended   months ended
                      September 30,    September 30,   September 30,  September 30,
                           1998            1997            1998           1997
                     ---------------  -------------   -------------  -------------
Interest rate &
Stock indices          $ 1,257,799       $ 309,556      $ 942,940      $ 531,963
Commodities               (156,094)       (311,788)        19,560         22,500
Currencies                (121,537)        222,916       (346,984)     1,373,666
Energy                     (10,904)         49,222        240,435       (169,563)
Metals                    (274,208)       (279,190)      (237,860)      (577,153)
                     --------------   -------------   ------------   ------------
                         $ 695,056        $ (9,284)     $ 618,091    $ 1,181,413
                     ==============   =============   ============   ============

The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:

                                                 1998                                            1997
                              -------------------------------------------       -----------------------------------------
                                Commitment to           Commitment to             Commitment to          Commitment to
                              Purchase (Futures,        Sell (Futures,          Purchase (Futures,       Sell (Futures,
                              Options & Forwards)     Options & Forwards)       Options & Forwards)   Options & Forwards)
                              -------------------     -------------------       -------------------   -------------------
Interest rate &
Stock  Indices                   $ 46,671,467             $ 1,722,673               $ 33,617,268           $ 16,297,078
Commodities                           807,030               1,364,008                  1,853,301              1,608,555
Currencies                         30,467,197              21,141,137                 16,123,114             24,881,223
Energy                              1,622,844                       -                          -              2,919,411
Metals                              3,275,362               3,828,281                    921,166              3,847,958
                              ----------------         ---------------            ---------------        ---------------
                                 $ 82,843,900            $ 28,056,099               $ 52,514,849           $ 49,554,225
                              ================         ===============            ===============        ===============


The contract/notional values of the Partnership's exchange-traded and non-exchange traded derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:


                                                 1998                                            1997
                              -------------------------------------------       -----------------------------------------
                                Commitment to           Commitment to             Commitment to          Commitment to
                              Purchase (Futures,        Sell (Futures,          Purchase (Futures,       Sell (Futures,
                              Options & Forwards)     Options & Forwards)       Options & Forwards)   Options & Forwards)
                              -------------------     -------------------       -------------------   -------------------
Exchange
   traded                        $ 49,709,778             $ 3,961,801               $ 36,346,629           $ 21,506,634
Non-Exchange
    traded                         33,134,122              24,094,298                 16,168,220             28,047,591
                              ----------------         ---------------            ---------------        ---------------
                                 $ 82,843,900            $ 28,056,099               $ 52,514,849           $ 49,554,225
                              ================         ===============            ===============        ===============

The average fair values, based on contract/notional values, of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1998 and the year ended December 31, 1997 were as follows:

                                                 1998                                            1997
                              -------------------------------------------       -----------------------------------------
                                Commitment to           Commitment to             Commitment to          Commitment to
                              Purchase (Futures,        Sell (Futures,          Purchase (Futures,       Sell (Futures,
                              Options & Forwards)     Options & Forwards)       Options & Forwards)   Options & Forwards)
                              -------------------     -------------------       -------------------   -------------------
Interest rate &
Stock  Indices                   $ 34,048,634            $ 16,808,489               $ 41,346,354           $ 24,621,142
Commodities                           906,840               1,657,416                  1,878,924              1,911,620
Currencies                         46,840,004              48,158,822                 51,748,337             57,472,839
Energy                                825,819               1,575,802                  2,157,602              1,639,384
Metals                              3,321,617               3,797,534                  4,407,862              4,749,545
                              ----------------         ---------------          ----------------        ---------------
                                 $ 85,942,914            $ 71,998,063              $ 101,539,079           $ 90,394,530
                              ================         ===============          ================        ===============

The gross unrealized profit and the net unrealized profit on the Partnership's open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:

                            1998                            1997
               ------------------------------   -------------------------------
                   Gross            Net             Gross             Net
                 Unrealized      Unrealized       Unrealized       Unrealized
                   Profit          Profit           Profit           Profit
               --------------  --------------   -------------    --------------
Exchange
   traded          $ 844,375     $   755,958      $  492,147         $  398,368
Non-Exchange
    traded         1,015,186         216,119         394,483             36,857
               --------------   -------------    ------------       -----------
                 $ 1,859,561     $   972,077      $  886,630         $  435,225
               ==============   =============    ============       ============

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

-------------------------------------------------------------------------------------
      Jan.     Feb.     Mar.     Apr      May      Jun      Jul      Aug      Sep
-------------------------------------------------------------------------------------
1997  $277.32  $292.65  $283.51  $274.35  $277.52  $277.13  $295.54  $270.69  $273.08
-------------------------------------------------------------------------------------
1998  $281.99  $274.64  $277.27  $254.92  $265.04  $267.36  $250.99  $268.54  $282.27
-------------------------------------------------------------------------------------

Performance Summary

JANUARY 1, 1997 TO SEPTEMBER 30, 1997 BY QUARTER

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

July 1, 1997 to September 30, 1997

In the currency markets, the U.S. dollar rose dramatically in July, reflecting the dollar's role as a haven for currency traders skeptical over the "Euro", the new single European currency that is supposed to start replacing several European national denominations 1n 1999. Beginning in August, the dollar corrected against the Eurocurrencies in advance of well-advertised tightening by the Bundesbank. Currency trading was profitable for the quarter.

Global interest rate trading was profitable for the quarter. Economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress.

Energy trading was profitable for the quarter. By the middle of the year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production joined forces to pressure oil-producing nations to stay within OPEC production quotas.

JANUARY 1, 1998 TO SEPTEMBER 30, 1998 BY QUARTER

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

July 1, 1998 to September 30, 1998

Declining interest rates in the industrialized countries resulted in profits on long positions in Japanese, German, French, Italian and Spanish 10-year government bonds, U.S. Treasury 10-year notes and 30-year bonds, and short-term Eurodollar deposits.

Commodity trading was unprofitable in the third quarter with losses on copper and aluminum, natural gas and unleaded gasoline, and coffee and cotton outweighing gains on crude oil, heating oil and London gasoil, sugar and corn.

Currency trading was narrowly unprofitable. Losses on short positions in European currencies in July and August outweighed gains on long positions in September.

In stock index futures trading, losses on short positions in the Australian All Ordinaries and the Japanese Nikkei indices outweighed gains on a short position in the Hong Kong Hang Seng index.

Year 2000 Compliance
--------------------

  As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

  Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that the company is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. Merrill Lynch expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing the company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

  The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results
of operations, or financial condition.   This effect could include disruption of
normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

  The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

  In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch employees, with the assistance of consultants where necessary.

  As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in a test sponsored by the Bank of England's Central Gilts Office.

  Each business area within Merrill Lynch also continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

  Merrill Lynch continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

  Nearly 10% of the current year's technology budget has been allocated to the Year 2000 Compliance Initiative. As of the end of the 1998 third quarter, the total estimated expenditures associated with the entire Year 2000 Compliance Initiative were expected to be approximately $400 million, of which $160 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

European Economic and Monetary Union ("EMU")
--------------------------------------------

  As of January 1, 1999, the "euro" will be adopted as the common legal currency of participating member states of the EMU. The euro and participating member currencies will co-exist through July 1, 2002, with the euro gradually replacing member national currencies. The introduction of and conversion to the euro is expected to have significant implications for the business, as well as the computer systems and operational processes, of Merrill Lynch.

  The introduction of the euro will bring about fundamental changes in the structure and nature of the European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase. Merrill Lynch does not expect the introduction of the euro to have a negative effect on its business, currency risk, or competitive positioning in the European markets. The International Swaps and Derivatives Association, Inc. has established an EMU protocol agreement that parties to derivatives contracts may use to amend their agreements to ensure continuity of contract during the conversion period. Merrill Lynch is a party to this protocol agreement.

  Merrill Lynch's program to address the introduction of and conversion to the euro and the associated systems and operational implications and challenges has been divided into three phases: analysis, mobilization, and implementation. The analysis phase began in the third quarter of 1997 and focused upon analyzing the likely implications of the EMU and assessing the operational and systems impact on Merrill Lynch. During this phase, a database containing the primary compliance challenges of the EMU was developed, and working groups were established to drive the EMU preparation effort within the different product lines and principal operating locations. The mobilization phase began in the fourth quarter of 1997 and focused upon developing project plans and establishing an organizational and project structure to address various business requirements. The implementation phase, which began in December 1997, is concerned with implementing the operational and systems changes identified as necessary to ensure Merrill Lynch's compliance with EMU. The implementation phase is expected to continue into the first quarter of 1999 to resolve any post-conversion issues.

  With respect to operational and systems matters, the introduction of the euro will affect all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch systems or procedures that handle such securities or cash may require modification. The procedural and systems modifications that Merrill Lynch has identified as necessary for conversion to the euro include, but are not limited to, such activities as:

 . modification of application systems to enable the systems to recognize and process the euro on an ongoing basis;

 . conversion of data, which will require updates to master files to reflect redenomination;

 . alteration of transaction data that includes converting trading and cash positions from member currency to the euro;

 . procedural modifications to reflect the replacement of member currency bank accounts and settlement instructions with euro equivalents; and

 . development of the capability for certain business functions to translate member currencies into euro at a fixed exchange rate until July 2002.

  The introduction of the euro exposes Merrill Lynch to operational and systems risks in that the necessary systems modifications will affect clearance, settlement, and financial reporting of transactions. If not handled correctly, these modifications could result in failed trades and other improper accounting for transactions.

  The success of Merrill Lynch's euro conversion efforts also is dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (for example, securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors. Merrill Lynch will monitor risks associated with third parties on a regular basis, including, for example, performing assessments of counterparties' readiness.

  In anticipation of the introduction of the euro, the financial authorities and securities exchanges of certain of the EMU member states are conducting market tests to assess euro-conversion readiness. Merrill Lynch is participating in such testing procedures as required, and to date the outcome of each of those tests has been satisfactory. In addition to participating in the testing procedures of the EMU member states' financial authorities and securities exchanges, Merrill Lynch also is implementing its own internal testing procedures, including four systemwide practice sessions, to prepare for the conversion. The purpose of these practice sessions is to better ensure that the conversion plans are comprehensive and that the schedule is acceptable. The results of such practice sessions will be evaluated and used to identify those areas in which further modification or remediation is necessary. While Merrill Lynch will engage in these testing procedures, certain elements of the conversion process can only be undertaken for the first time during the conversion. Accordingly, there can be no assurances that the tests will identify all system deficiencies and necessary modifications prior to the conversion.

  Due to the unprecedented scale of change, including the volume and magnitude of transactions affected and the number of third parties involved, market participants are anticipating a period of some disruption immediately following the conversion. Merrill Lynch has developed, and is continuing to develop, contingency plans in an effort to reduce the impact of such disruptions on its business.

  As of the end of the 1998 third quarter, the total estimated expenditures associated with the introduction of and conversion to the euro are expected to be approximately $79 million, of which approximately $20 million is remaining (of these amounts, $71 million and $19 million, respectively, pertain to 1998). These remaining expenditures are expected to be spent on EMU compliance efforts and project administration. Merrill Lynch expects to become fully EMU-compliant during the 1998 fourth quarter.

  Merrill Lynch believes that it has identified and evaluated those systems and operational modifications necessary for the conversion to the euro and is in the process of implementing the identified modifications. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all necessary modifications will be identified and renovated on a timely basis, that all modification efforts will be successful, or that all third parties with whom Merrill Lynch's operations interface will be EMU-ready. In addition, there can be no assurance that the remaining euro conversion expenditures will not exceed those anticipated by Merrill Lynch at this time or that the expenditures associated with the conversion efforts and the possible failure of such conversion efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

          (b)  Reports on Form 8-K.

               There were no reports on Form 8-K filed during the nine months of fiscal 1998.

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




                           THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
 .




                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                 (General Partner)






Date: November 11, 1998           By /s/ JOHN R. FRAWLEY, JR.
                                     ------------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director







Date:  November 11, 1998          By /s/ JO ANN DI DARIO
                                     -------------------
                                     Jo Ann Di Dario
                                     Vice President, Chief Financial Officer
                                     and Treasurer