Form 10-K405
period 1998-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1999-03-26
CIK 799824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended: December 31, 1998
                                      or
                 ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 0-15298

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                  13-3365950
        ----------------------                        --------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTER
                            WORLD FINANCIAL CENTER
                       SOUTH TOWER, NEW YORK, NY  10080
                  ------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  LIMITED PARTNERSHIP
                                                             UNITS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes   X    No ____
                                                                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 1999, limited partnership units with an aggregate value of $8,007,171 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1998 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1998, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                      ANNUAL REPORT FOR 1998 ON FORM 10-K

                               Table of Contents
                               -----------------

                                          PART I                                                  PAGE
                                          ------                                                  ----
Item 1.   Business...............................................................................   1

Item 2.   Properties.............................................................................   6

Item 3.   Legal Proceedings......................................................................   6

Item 4.   Submission of Matters to a Vote of Security Holders....................................   6


                                          PART II
                                          -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................   6

Item 6.   Selected Financial Data................................................................   7

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  11

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks............................  15

Item 8.   Financial Statements and Supplementary Data............................................  15

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  15


                                          PART III
                                          --------

Item 10.  Directors and Executive Officers of the Registrant.....................................  16

Item 11.  Executive Compensation.................................................................  18

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  18

Item 13.  Certain Relationships and Related Transactions.........................................  18


                                          PART IV
                                          -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  20

                                    PART I


Item 1:   Business
          --------

          (a)  General Development of Business:
               -------------------------------

               The Futures Expansion Fund Limited Partnership (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986. Its single public offering of units of limited partnership interest ("Units") commenced on October 27, 1986, and the Partnership began trading on January 2, 1987 through a Joint Venture (the "Joint Venture") with and under the direction of Millburn Ridgefield Corporation ("Millburn Ridgefield" or the "Trading Advisor"). Millburn Ridgefield has been the Fund's sole Trading Advisor since inception. The Partnership, through the Joint Venture, engages in the speculative trading of commodity futures, options on futures, and forward contracts on currencies, financial instruments, stock indices, metals, energy and agricultural products. The Fund's objective is to achieve, through speculative trading, substantial capital appreciation over time.

               Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP"), organized in 1986, acts as the general partner of the Partnership. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker is an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

               As of December 31, 1998, the capitalization of the Fund was $8,559,611, and the Net Asset Value per Unit, originally $100 as of January 2, 1987, had risen to $277.65.

               Through December 31, 1998, the highest month-end Net Asset Value per Unit through December 31, 1998 was $295.54 (July 31, 1997) and the lowest $100.05 (September 30, 1987).

          (b)  Financial Information about Segments:
               ------------------------------------

               The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

          (c)  Narrative Description of Business:
               ---------------------------------

               GENERAL

               The Fund trades in the international futures, options on futures and forward markets with the objective of achieving substantial capital appreciation over time.

               One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

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

          MILLBURN RIDGEFIELD

          Millburn Ridgefield is one of the longest operating of all active managed futures advisors. Principals of Millburn Ridgefield have been managing client assets in the futures and forward markets since 1972, and as of January 1, 1999 Millburn Ridgefield was managing approximately $900 million of client and proprietary capital in these markets. As of such date, Millburn Ridgefield and its affiliates were also managing over $1 billion in other disciplines.

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

          As is the case with most trend-following systems, Millburn Ridgefield seeks to achieve cumulative profitability through capturing sustained price trends of significant duration and magnitude. Such trends tend to be relatively infrequent (often occurring only two to three times or less during a year in any given market). The early determination of the beginning and end of such major trends is an important feature of successful trading. Millburn Ridgefield's technical trading systems are designed with the objective that they will generate a trading signal when market conditions indicate a trend is likely to occur. If the trend is not subsequently confirmed or quickly reverses itself, positions are closed out in an attempt to limit capital losses. Positions which are profitable are maintained until the trading systems indicate that the trend has ended.

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

          USE OF PROCEEDS AND INTEREST INCOME
          -----------------------------------

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

          The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or in which market sectors the Fund's trading may be concentrated at any one time or over time.

          Market Types. The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

          Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, including Merrill Lynch International Bank ("MLIB"), in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. The General Partner anticipates that some of the Partnership's foreign currency trades will be executed through MLIB, an affiliate of the General Partner. MLIB has discontinued the operation of the foreign exchange service desk, which included seeking multiple quotes from counterparties unrelated to MLIB for a service fee and trade execution.

          In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated --differ substantially from time to time as well as over time.

          The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to which markets the Fund may trade or as to how the Fund's trading may be concentrated at any one time or over time.

          Custody of Assets. All of the Fund's assets are currently held in
          -----------------
CFTC-regulated customer accounts at MLF.

          Interest Paid by Merrill Lynch on the Fund's U.S. Dollar and Non-U.S.
          ---------------------------------------------------------------------
Dollar Assets. The Joint Venture's U.S. dollar assets are maintained at MLF. On
-------------
assets held in U.S. dollars, Merrill Lynch credits the Joint Venture with interest at the prevailing 91-day U.S. Treasury bill rate. The Joint Venture is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Joint Venture, from possession of such assets.

          Merrill Lynch charges the Joint Venture Merrill Lynch's cost of financing realized and unrealized losses on the Joint Venture's non-U.S. dollar-denominated positions.

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1998, 1997 and 1996.

                                 1998                                 1997                              1996
                      -------------------------------------------------------------------------------------------------------------
                                       % of Average                       % of Average                        % of Average
                        Dollar           Month-End           Dollar        Month-End              Dollar       Month-End
  Charges               Amount          Net Assets           Amount        Net Assets             Amount        Average
-----------------------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions           $  860,552           9.67%           $ 1,022,449       10.05%             $ 1,120,320       11.94%
Administrative Fees       22,646           0.25%                26,392        0.26%                  24,001        0.26%
Profit Shares            118,954           1.34%               278,351        2.73%                 206,261        2.20%
                      -------------------------------------------------------------------------------------------------
Total                 $1,002,152          11.26%           $ 1,327,192       13.04%             $ 1,350,582       14.40%
                      =================================================================================================

                         ____________________________

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar assets maintained at MLF.

          The Fund's average month-end Net Assets during 1998, 1997 and 1996 equaled $8,895,563, $10,177,610, and $9,384,974, respectively.

          During 1998, 1997 and 1996 the Fund earned $433,501, $470,192 and
$382,717 in interest income, or approximately 4.87%, 4.62% and 4.08% of the Fund's average month-end Net Assets.

          Effective January 1, 1996, the 11.92% per annum Brokerage Commissions paid by the Fund to MLF were recharacterized as 11.67% per annum Brokerage Commissions and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

          Effective February 1, 1997, the Brokerage Commissions paid by the Fund were reduced from 11.67% to 9.50% per annum.

                        DESCRIPTION OF CURRENT CHARGES

RECIPIENT           NATURE OF PAYMENT        AMOUNT OF PAYMENT
---------           -----------------        -----------------
MLF                 Brokerage Commissions    A flat-rate, monthly commission of
                                             0.7917 of 1% of the Fund's month-
                                             end assets (a 9.50% annual rate).

                                             During 1998, 1997, and 1996, the
                                             round-turn (each purchase and sale
                                             or sale and purchase of a single
                                             futures contract) equivalent rate
                                             of the Fund's flat-rate Brokerage
                                             Commissions was approximately $105,
                                             $84 and $102, respectively.

MLF                 Use of Fund assets       Merrill Lynch may derive an
                                             economic benefit from the deposit
                                             of certain of the Fund's U.S.
                                             dollar assets in accounts
                                             maintained at MLF.

MLIP                Administrative Fees      The Fund pays MLIP a monthly
                                             Administrative Fee equal to
                                             0.020833 of 1% of the Fund's month-
                                             end assets (0.25% annually). MLIP
                                             pays all of the Fund's routine
                                             administrative costs.


MLIB; Other         Bid-ask spreads          Bid-ask spreads on forward and
Counterparties                               related trades.

Millburn            Profit Share             20% of any New Trading Profit
Ridgefield                                   achieved by the Fund as of the end
                                             of each calendar year and upon
                                             redemption of Units.

Millburn            Consulting Fees          MLF originally paid the Advisor
Ridgefield                                   annual consulting fees of .333 of
                                             1% (a 4% annual rate) of the Joint
                                             Venture's month-end assets after
                                             reduction for a portion of the
                                             brokerage commissions. Effective
                                             January 1, 1997, the annual
                                             consulting fees were reduced to
                                             .167 of 1% (a 2% annual rate) of
                                             the Joint Venture's month-end
                                             assets after reduction for a
                                             portion of the brokerage
                                             commissions.

MLF;                Extraordinary expenses   Actual costs incurred; none paid
 Others                                      to date.


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

          (d)  Financial Information about Geographic Areas:
               --------------------------------------------

               The Partnership trades, from the United States, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:   PROPERTIES
          ----------

          The Partnership does not use any physical properties in the conduct of its business.

          The Partnership's only place of business is the place of business of the General Partner (Merrill Lynch World Headquarters, World Financial Center, South Tower, New York, New York, 10080). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

          ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLIP or the Fund.

          MLIP itself has never been the subject of any material litigation.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The Partnership has never submitted any matter to a vote of its Limited Partners.


                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          Item 5(a)

          (a)  Market Information:
               ------------------

               There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value.

          (b)  Holders:

               As of December 31, 1998, there were 392 holders of Units, including the General Partner.

          (c)  Dividends:
               ---------

               The Partnership has made no distributions, nor does the General Partner presently intend to make any distributions in the future.

          Item 5(b)

               Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------

The following selected financial data has been derived from the audited financial statements of the Partnership:


                              FOR THE YEAR        FOR THE YEAR        FOR THE YEAR        FOR THE YEAR        FOR THE YEAR
                                  ENDED               ENDED               ENDED               ENDED               ENDED
                              DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
INCOME STATEMENT DATA             1998                1997                1996                1995                1994
-------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
  Realized Gain               $  761,007          $  1,551,671        $  1,800,104        $  2,689,922        $  2,206,016
  Change in Unrealized
  (Loss) Gain                   (176,383)             (102,280)            (39,401)            405,757            (891,323)
                              --------------------------------------------------------------------------------------------
  Total Trading Results          584,624             1,449,391           1,760,703           3,095,679           1,314,693
                              --------------------------------------------------------------------------------------------

Interest Income                  433,501               470,192             382,717             468,023             290,482
                              --------------------------------------------------------------------------------------------

  Total Revenues               1,018,125             1,919,583           2,143,420           3,563,702           1,605,175
                              --------------------------------------------------------------------------------------------

Expenses:
  Brokerage Commissions          860,552             1,022,449           1,120,320           1,208,671           1,056,436
  Administrative Fees             22,646                26,392              24,001                   -                   -
  Profit Shares                  118,954               278,351             206,261             471,976             119,420
                              --------------------------------------------------------------------------------------------
  Total Expenses               1,002,152             1,327,192           1,350,582           1,680,647           1,175,856
                              --------------------------------------------------------------------------------------------

Net Income                    $   15,973          $    592,391        $    792,838        $  1,883,055        $    429,319
                              ============================================================================================


                             DECEMBER 31,         DECEMBER 31,        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
BALANCE SHEET DATA              1998                 1997                1996                1995                  1994
--------------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value         $ 8,559,611          $  9,640,738        $  9,895,616        $  9,891,103        $  8,863,340
Net Asset Value per Unit     $    277.65          $     275.73        $     260.29        $     238.96        $     195.94
                             ---------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                     MONTH-END NET ASSET VALUE PER UNIT
------------------------------------------------------------------------------------------------------------------------------------
           Jan.     Feb.       Mar.       Apr.       May       June      July       Aug.       Sept.     Oct.     Nov.      Dec.
------------------------------------------------------------------------------------------------------------------------------------
  1994   $170.96   $168.29    $179.52   $174.67    $182.59    $191.83   $186.02    $174.47   $179.91   $184.24  $192.32   $195.94
------------------------------------------------------------------------------------------------------------------------------------

  1995   $189.48   $201.01    $231.61   $240.44    $235.91    $237.51   $230.15    $231.47   $226.17   $224.81  $224.36   $238.96
------------------------------------------------------------------------------------------------------------------------------------

  1996   $252.05   $224.51    $225.51   $236.49    $219.53    $227.57   $230.17    $224.71   $230.21   $251.56  $258.55   $260.29
------------------------------------------------------------------------------------------------------------------------------------

  1997   $277.32   $292.65    $283.51   $274.35    $277.52    $277.13   $295.54    $270.69   $273.08   $266.48  $265.12   $275.73
------------------------------------------------------------------------------------------------------------------------------------

  1998   $281.99   $274.64    $277.27   $254.92    $265.04    $267.36   $250.99    $268.54   $282.27   $275.27  $271.62   $277.65
------------------------------------------------------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1994, even though the Units were outstanding prior to such date.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                               December 31, 1998

  Type of Pool:  Single Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                    Inception of Trading:  January 2, 1987
                    Aggregate Subscriptions:   $56,741,035
                     Current Capitalization:   $8,559,611
                  Worst Monthly Drawdown(2):  (10.92)%  (2/96)
           Worst Peak-to-Valley Drawdown(3):  (15.08)%  (8/97-7/98)
                                 _____________

            New Asset Value per Unit, December 31, 1998:   $277.65

         ---------------------------------------------------------------------------------
                                   MONTHLY RATES OF RETURN(4)
         ---------------------------------------------------------------------------------
         MONTH           1998           1997            1996         1995         1994
         ---------------------------------------------------------------------------------
         January         2.27%          6.54%           5.48%        (3.30)%        (7.91)%
         ---------------------------------------------------------------------------------
         February       (2.61)          5.53          (10.92)         6.09          (1.56)
         ---------------------------------------------------------------------------------
         March           0.96          (3.12)           0.44         15.22           6.67
         ---------------------------------------------------------------------------------
         April          (8.06)         (3.23)           4.87          3.81          (2.70)
         ---------------------------------------------------------------------------------
         May             3.97           1.16           (7.17)        (1.88)          4.53
         ---------------------------------------------------------------------------------
         June            0.88          (0.14)           3.66          0.68           5.06
         ---------------------------------------------------------------------------------
         July           (6.12)          6.64            1.14         (3.10)         (3.03)
         ---------------------------------------------------------------------------------
         August          6.99          (8.41)          (2.37)         0.57          (6.21)
         ---------------------------------------------------------------------------------
         September       5.11           0.88            2.45         (2.29)          3.12
         ---------------------------------------------------------------------------------
         October        (2.48)         (2.42)           9.27         (0.60)          2.41
         ---------------------------------------------------------------------------------
         November       (1.33)         (0.51)           2.78         (0.20)          4.39
         ---------------------------------------------------------------------------------
         December        2.22           4.00            0.67          6.50           1.89
         ---------------------------------------------------------------------------------
         Compound Annual
         Rate of Return  0.69%          5.93%           8.93%        21.95%          5.55%
         ---------------------------------------------------------------------------------

        (1) Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Partnership has no such feature.

        (2) Worst monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1994 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

        (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1994 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the

Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

          MLIP attempts to control credit risk in the Fund's futures, forward and options trading by trading only through MLF. MLF acts solely as a broker or counterparty to the Fund's trades; it does not advise with respect to, or direct, any such trading.

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

     PERFORMANCE SUMMARY

          1998


                                                       Total Trading
                                                          Results

              Interest Rates and Stock Indices         $   874,177
              Commodities                                  (76,779)
              Currencies                                  (434,481)
              Energy                                       428,384
              Metals                                      (206,677)
                                                       -----------
                                                       $   584,624
                                                       ===========


          In 1998, interest rate futures trading was quite profitable, particularly the Japanese 10-year government bond or "JGB." The long side of the bond was profitable earlier in the year as interest rates fell to record low levels and the short side was profitable in the latter part of the year as interest rates moved back up. Long positions in European interest rate futures were also profitable. Profitable long positions included German, French, Spanish and Italian 10-year government bonds. Short-term Eurodollar trading and U.S. 10-year Treasury note trading were also profitable.

          Currency trading against the U.S. dollar and non-dollar cross-rate trading were both somewhat unprofitable in 1998. Yen trading was quite profitable but the gains were outweighed by losses from European currency trading.

          Stock index futures trading was also unprofitable in 1998 with losses from Japanese stock indices outweighing gains from the Hong Kong Hang Seng and S&P 500 indices.

          Metal trading was unprofitable in 1998, primarily due to losses in copper.

          Energy trading was profitable in 1998 due to short positions in crude oil, heating oil, London gasoil and unleaded gasoline. Natural gas trading was somewhat unprofitable.

          Agricultural commodity trading was narrowly unprofitable with gains from sugar and corn trading outweighed by losses from coffee, cocoa and cotton trading.

          1997


                                                       Total Trading
                                                          Results

              Interest Rates and Stock Indices         $   679,273
              Commodities                                   (8,456)
              Currencies                                 1,280,992
              Energy                                        42,962
              Metals                                      (545,380)
                                                       -----------
                                                       $ 1,449,391
                                                       ===========


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

          1996


                                                  Total Trading
                                                     Results

          Interest Rates and Stock Indices        $    640,339
          Commodities                                 (465,306)
          Currencies                                   846,362
          Energy                                       845,777
          Metals                                      (106,469)
                                                  ------------
                                                  $  1,760,703
                                                  ============


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

     LIQUIDITY; CAPITAL RESOURCES

          The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Trading Advisor's trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund account managed by the Trading Advisor.

          Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

          In its trading to date, the Fund has from time to time had substantial unrealized gains and losses on its open positions. These gains or losses are received or paid on a periodic basis as part of the routine clearing cycle on exchanges or in the over-the-counter markets (the only over-the-counter market in which the Fund trades is the inter-bank forward market in currencies). In highly unusual circumstances, market illiquidity could make it difficult for the Advisor to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains.

     YEAR 2000 COMPLIANCE INITIATIVE

          As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

          Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as further discussed) of Merrill Lynch's Year 2000 efforts was approximately 95% completed as of January 31, 1999. Merrill Lynch will focus primarily on completing its renovation and testing and on integration of the Year 2000 programs of recent acquisitions during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects: however, this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

          The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

          In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

          The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application system, and establishing a conversion schedule. During the renovation phase, source code is actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as Merrill Lynch continues to implement new systems, they are also being tested for Year 2000 readiness.

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

          As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of January 31, 1999, production testing was approximately 93% completed. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in various other domestic and international industry tests during 1998.

          Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Year 2000 compliance plans. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout the firm. Third parties that have been contacted include transactional counterparties, exchanges, and clearinghouses; a process to access and rate their responses has been developed. This information as well as other Year 2000 readiness information on particular countries and their political subdivisions will be used by Merrill Lynch to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans, which are developed at the business unit level, may include selection of alternative vendors or service providers and changing business practices so that a particular system is not needed. In the case of securities exchanges and clearinghouses, risk mitigation could include the re-routing of business. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

          At year-end 1998, the total estimated expenditures for the entire Year 2000 Compliance Initiative were approximately $425 million, of which approximately $125 million was remaining. The majority of these remaining expenditures are expected to cover testing, risk management, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

     EUROPEAN ECONOMIC AND MONETARY UNION ("EMU") INITIATIVE

          As of January 1, 1999, the "euro" was adopted as the common legal currency of participating member states of the EMU. As a consequence of the introduction of and conversion to the euro, Merrill Lynch was required to make significant changes to nearly 200 global business systems in order to reflect the substitution of the euro for the 11 member national currencies and the European currency unit. The introduction of the euro brings about fundamental changes in the structure and nature of European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase.

          The introduction of the euro affects all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch's systems or procedures that handle such securities or cash were modified in order to implement the conversion to the euro. The implementation phase is continuing into the first quarter of 1999 to resolve any post-conversion issues. The success of Merrill Lynch's euro conversion efforts was dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (e.g., securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors.

          As of the end of the 1998 fiscal year, the total estimated expenditures associated with the introduction of and conversion to the euro were approximately $79 million, of which $1 million is remaining to be spent during the first quarter of 1999 on compliance efforts and project administration. Management believes that it has identified and evaluated all of the systems and operational modifications necessary for the conversion to the euro. On January 4, 1999 and since then, Merrill Lynch has conducted normal business operations, having successfully completed its conversion program. Management does not expect the introduction of the euro to have a negative effect on its future business, currency risk, or competitive positioning in the European markets.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          Not applicable.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The financial statements required by this Item are included in Exhibit 13.01.

          The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable. The General Partner promoted the Fund and is its controlling person.

Item 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     10(a) and 10(b)  Identification of Directors and Executive Officers:
                      --------------------------------------------------

          As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by Millburn Ridgefield on behalf of the Partnership.

          The directors and executive officers of MLIP and their respective business backgrounds are as follows:

JOHN R. FRAWLEY, JR.     Chairman, Chief Executive Officer,
                         President and Director

JEFFREY F. CHANDOR       Senior Vice President, Director of
                         Sales, Marketing and Research and Director

JO ANN DI DARIO          Vice President, Chief Financial Officer and Treasurer,
                         through April 30, 1999

MICHAEL L. PUNGELLO      Vice President, Chief Financial Officer and Treasurer,
                         effective May 1, 1999

JOSEPH H. MOGLIA         Director

ALLEN N. JONES           Director

STEPHEN G. BODURTHA      Director

STEVEN B. OLGIN          Vice President, Secretary and
                         Director of Administration

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley has served four consecutive one-year terms as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley currently serves as a member of the CFTC's Global Markets Advisory Committee.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut. Mr. Chandor is serving a two-year term as a director of the Managed Funds Association.

          Jo Ann Di Dario was born in 1946. Ms. Di Dario is, through April 30, 1999, Vice President, Chief Financial Officer and Treasurer of MLIP. Before joining MLIP in May 1998, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring their back-office operations. From May 1992 to January 1996, she served as a Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of Meridian Bank Corporation including its wholly-owned subsidiary, Meridian Investment Company Inc. From September 1991 to May 1992, Ms. Di Dario managed the Domestic Treasury Operations of First Fidelity Bank, a regional bank. From January 1991 to September 1991, Ms. Di Dario was self-employed. For the previous five years, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a Commodity Pool Operator and Commodity Trading Advisor. Her background includes seven years of public accounting experience, and she graduated with high honors from Stockton State College with a Bachelor of Science degree in Accounting.

          Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello will become Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

          Joseph H. Moglia was born in 1949. Mr. Moglia is a Director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Income Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was also Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated magna cum laude from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985 to 1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of the Structured Investments Group of MLPF&S since 1995.

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

          As of December 31, 1998, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $94,122.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Growth and Guarantee Fund L.P., ML Futures Investments L.P., ML Futures Investments II L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

               The directors and officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from possession of the Fund's dollar assets. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          (a)  Security Ownership of Certain Beneficial Owners:
               -----------------------------------------------

                                                Amount of
   Title                Name of                 nature of
   of                   beneficial              beneficial         Percent
   class                owner                   ownership          of class
   -----                -----                   ---------          --------

   Limited              Elizabeth Waterman      1,500              5.03%
   Partnership          c/o James Waterman
   Units                472 North Maple Ave
                        Greenwich, CT 06830



          (b)  Security Ownership of Management:
               --------------------------------

               As of December 31, 1998, the Trading Advisor owned 1,026 Units and the General Partner owned 339 Units (Unit-equivalent general partnership interest), which was less than 4.5% of the total Units outstanding.

          (c)  Changes in Control:
               ------------------

               None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)  Transactions Between Merrill Lynch and the Fund
               -----------------------------------------------

               All of the service providers to the Fund, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

     The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

     Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIP controls the management of the Fund and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Fund, MLIP makes substantial profits from the Fund due to the foregoing revenues.

     No loans have been, are or will be outstanding between MLIP or any of its principals and the Fund.

     MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

     (b)  Certain Business Relationships:
          ------------------------------

          MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

          In 1998 the Partnership expensed: (i) Brokerage Commissions of $860,552 to the Commodity Broker, which included $181,205 in consulting fees earned by the Trading Advisors; and (ii) Administrative Fees of $22,646 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of a portion of the Fund's assets, as well as from foreign exchange and EFP trading.

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

          (d)  Transactions with Promoters:
               ---------------------------

               Not applicable.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          (a)1.  Financial Statements (found in Exhibit 13.01):                          Page:
                 --------------------------------------------                            -----
                 Independent Auditors' Report                                               1

                 Consolidated Statements of Financial Condition as of
                 December 31, 1998 and 1997                                                 2

                 For the years ended December 31, 1998, 1997 and 1996:
                         Consolidated Statements of Income                                  3
                         Consolidated Statements of Changes in Partners' Capital            4

                 Notes to Consolidated Financial Statements                              5-12


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

3.02 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990.

Exhibit 3.02        Is incorporated by reference from Exhibit 3.02 contained in
------------        the Partnership's report on Form 10-K for the fiscal year
                    ended December 31, 1989.

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

13.01               1998 Annual Report and Independent Auditors' Report.

Exhibit 13.01:      Is filed herewith.
-------------

28.01               Prospectus of the Partnership dated October 27, 1986.

Exhibit 28.01:      Is incorporated herein by reference as filed with the
-------------       Securities and Exchange Commission pursuant to Rule 424
                    under the Securities Act of 1933, Registration Statement
                    (File No. 33-8377) on Form S-1, on October 31, 1986.


          (b)  Report on Form 8-K:
               ------------------

               No reports on Form 8-K were filed during the fourth quarter of 1998.

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


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                          Title                                                       Date
---------                          -----                                                       ----
/s/ John R. Frawley, Jr.           Chairman, Chief Executive Officer, President and Director   March 25, 1999
---------------------------        (Principal Executive Officer)
John R. Frawley, Jr.

/s/ Jo Ann Di Dario                Vice President, Chief Financial Officer, and Treasurer      March 25, 1999
---------------------------        (Principal Financial and Accounting Officer)
Jo Ann Di Dario

/s/ Jeffrey F. Chandor             Senior Vice President, Director of Sales,                   March 25, 1999
---------------------------        Marketing and Research, and Director
Jeffrey F. Chandor

/s/ Allen N. Jones                 Director                                                    March 25, 1999
---------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT     General Partner of Registrant       March 25, 1999
 PARTNERS INC.

By:/s/ John R. Frawley, Jr.
   ---------------------------
    John R. Frawley, Jr.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                                1998 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------

                    Exhibit
                    -------

Exhibit 13.01       1998 Annual Report and Independent Auditors' Report