Form 10-Q
period 1999-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1999-05-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1999
                                 --------------

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

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                      800 Scudders Mill Road -  Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 609-282-6996
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                            March 31,           December 31,
                                                                               1999                 1998
                                                                        -------------------  -------------------

ASSETS
------
Equity in commodity futures trading accounts:
    Cash and option premiums                                            $        8,252,433   $        8,505,137
    Net unrealized profit on open contracts                                         89,462              258,842
Accrued interest                                                                    32,125               30,544
                                                                        -------------------  -------------------

                TOTAL                                                   $        8,374,020   $        8,794,523
                                                                        ===================  ===================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit Shares payable                                               $           10,993   $          116,259
    Brokerage commissions payable                                                   66,294               69,620
    Redemptions payable                                                            177,384               47,201
    Administrative fees payable                                                      1,746                1,832
                                                                        -------------------  -------------------

            Total liabilities                                                      256,417              234,912
                                                                        -------------------  -------------------

PARTNERS' CAPITAL:
  General Partners (339 and 339 Units)                                              93,518               94,122
  Limited Partners (29,087 and 30,490 Units)                                     8,024,085            8,465,489
                                                                        -------------------  -------------------

            Total partners' capital                                              8,117,603            8,559,611
                                                                        -------------------  -------------------

                TOTAL                                                   $        8,374,020   $        8,794,523
                                                                        ===================  ===================

NET ASSET VALUE PER UNIT

         (Based on 29,426 and 30,829 Units outstanding)                 $           275.86   $           277.65
                                                                        ===================  ===================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                         For the three         For the three
                                          months ended          months ended
                                           March 31,             March 31,
                                              1999                  1998
                                       -------------------  ---------------------
REVENUES:
    Trading profits (loss):
        Realized                       $          279,849   $            386,389
        Change in unrealized                     (218,516)              (174,955)
                                       -------------------  ---------------------

            Total trading results                  61,333                211,434
                                       -------------------  ---------------------

    Interest income                                93,642                124,335
                                       -------------------  ---------------------

            Total revenues                        154,975                335,769
                                       -------------------  ---------------------

EXPENSES:
    Profit Shares                                  10,994                 42,662
    Brokerage commissions                         197,966                232,670
    Administrative fees                             5,210                  6,123
                                       -------------------  ---------------------

            Total expenses                        214,170                281,455
                                       -------------------  ---------------------

NET INCOME                             $          (59,195)  $             54,314
                                       ===================  =====================

NET INCOME PER UNIT:
    Weighted average number of
        units outstanding                          30,505                 34,817
                                       ===================  =====================

    Weighted average net
    income per Limited Partner
    and General Partner Unit           $           (1.94)   $               1.56
                                       ===================  =====================


See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
               For the three months ended March 31, 1999 and 1998
               --------------------------------------------------

                                                Limited            General
                                Units           Partners            Partner              Total
                             -------------  -----------------  -----------------    -----------------

PARTNERS' CAPITAL,
  December 31, 1997                34,965    $     9,497,912    $       142,826      $     9,640,738

Net income                              -             53,516                798               54,314

Redemptions                          (360)          (100,243)                 -             (100,243)
                             -------------  -----------------  -----------------    -----------------

PARTNERS' CAPITAL,
  March 31, 1998                   34,605          9,451,185    $       143,624      $     9,594,809
                             =============  =================  =================    =================

PARTNERS' CAPITAL,
  December 31, 1998                30,829    $     8,465,489    $        94,122      $     8,559,611

Net loss                                -            (58,591)              (604)             (59,195)

Redemptions                        (1,403)          (382,813)                 -             (382,813)
                             -------------  -----------------  -----------------    -----------------

PARTNERS' CAPITAL,
  March 31, 1999                   29,426    $     8,024,085    $        93,518      $     8,117,603
                             =============  =================  =================    =================


See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership/Joint Venture (the "Partnership" or the "Fund") as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the "Annual Report").

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

   SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars.

   Market Risk
   -----------

   Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Joint Venture's exposure to market risk is influenced by a number of factors, including the relationships among such derivative instruments held by the Joint Venture as well as the volatility and liquidity in the markets in which the derivative instruments are traded.

   The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of the Trading Manger, calculating the Net Asset Value of the Joint Venture as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner does not itself intervene in the markets to hedge or diversify the Joint Venture's market exposure, the General Partner may urge the Trading Manager to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Trading Manager has begun to deviate from past practice and trading policies or to be trading erratically (which has not occurred to date), the General Partner's basic risk control procedures consist simply of the ongoing process of Trading Manager monitoring with the market risk controls being applied by the Trading Manager.

   Credit Risk
   -----------

   The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter transactions (non-exchange-traded), because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

   The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included on the Consolidated Statements of Financial Condition.

   The Joint Venture has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


                      MONTH-END NET ASSET VALUE PER UNIT


                    --------------------------------------
                               Jan.      Feb.      Mar.
                    --------------------------------------
                    1998       $281.99   $274.64   $277.27
                    --------------------------------------
                    1999       $264.44   $272.54   $275.86
                    --------------------------------------


Performance Summary


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


January 1, 1999 to March 31, 1999

    In the first quarter of 1999, currency, interest rate and energy trading was profitable while losses were incurred in metal and agricultural commodity trading. A small loss was incurred in stock index futures trading as well.

    In currency trading versus the dollar, short positions in European currencies, particularly the Euro, were quite profitable, notwithstanding the common knowledge that the new Euro would be a strong currency. These gains outweighed losses from yen trading.

    Energy prices increased in the latter part of the quarter, and gains on long positions in crude oil, heating oil, unleaded gasoline and London gasoil substantially exceeded the losses on short positions held earlier in the year.

    Interest rate trading was profitable in the first quarter due to long positions in European interest rate futures and short positions in U.S. interest rate futures. These gains outweighed losses on short positions in Japanese government bond futures which had been very profitable in December. Losses on these short positions were partially recouped in March by profits on long positions.

    In the stock index sector of the portfolio, losses on a short position in the Hong Kong Hang Seng index outweighed profits on long positions in the Japanese Nikkei and Topix indices.

    In the agricultural commodity markets coffee, sugar and corn trading were unprofitable.

    In the metals sector of the portfolio, losses on industrial metal trading outweighed a gain on a short position in gold.

THE YEAR 2000 COMPUTER ISSUE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the Partnership's 1998 Form 10-K. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the Partnership's 1998 Form 10-K, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.



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

       (b)  Reports on Form 8-K.

            There were no reports on Form 8-K filed during the three months of fiscal 1999.

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



                  THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
 .



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 11, 1999         By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  May 11, 1999         By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer