Form 10-Q
period 1999-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1999-08-12
CIK 799824

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999
                                 -------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                     13-3365950
-----------------------------------             ----------------------------
(State or other jurisdiction of No.)            (IRS Employer Identification)

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

                                 609-282-6996
                -----------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X    No_____
                                                    ---

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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                              June 30,         December 31,
                                                                1999              1998
                                                           ---------------  ------------------
  ASSETS
  ------
  Equity in commodity futures trading accounts:
      Cash and options premiums                               $ 8,034,393         $ 8,505,137
      Net unrealized profit on open contracts                     465,707             258,842
  Accrued interest                                                 31,942              30,544
                                                           ---------------  ------------------

                  TOTAL                                       $ 8,532,042         $ 8,794,523
                                                           ===============  ==================

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------
  LIABILITIES:
      Profit Shares payable                                   $   148,442         $   116,259
      Brokerage commissions payable                                67,525              69,620
      Redemptions payable                                          14,568              47,201
      Administrative fees payable                                   1,777               1,832
                                                           ---------------  ------------------

              Total liabilities                                   232,312             234,912
                                                           ---------------  ------------------

  PARTNERS' CAPITAL:
    General Partner (339 and 339 Units)                            98,771              94,122
    Limited Partners (28,147 and 30,490 Units)                  8,200,959           8,465,489
                                                           ---------------  ------------------

              Total partners' capital                           8,299,730           8,559,611
                                                           ---------------  ------------------

                  TOTAL                                       $ 8,532,042         $ 8,794,523
                                                           ===============  ==================

  NET ASSET VALUE PER UNIT

           (Based on 28,486 and 30,829 Units outstanding)        $ 291.36            $ 277.65
                                                           ===============  ==================

  See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                               For the three      For the three      For the six      For the six
                                                months ended       months ended       months ended      months ended
                                                  June 30,           June 30,         June 30,          June 30,
                                                    1999               1998             1999              1998
                                              -----------------  -----------------  --------------   ---------------
REVENUES:
    Trading profits (loss):
        Realized                                     $ 324,052           $ (8,189)      $ 603,901         $ 378,200
        Change in unrealized                           376,246           (280,210)        157,730          (455,165)
                                              -----------------  -----------------  --------------   ---------------

            Total trading results                      700,298           (288,399)        761,631           (76,965)
                                              -----------------  -----------------  --------------   ---------------

    Interest income                                     93,216            111,659         186,858           235,994
                                              -----------------  -----------------  --------------   ---------------

            Total revenues                             793,514           (176,740)        948,489           159,029
                                              -----------------  -----------------  --------------   ---------------

EXPENSES:
    Profit Shares                                      137,449            (42,239)        148,442               423
    Brokerage commissions                              201,914            212,986         399,881           445,656
    Administrative fees                                  5,313              5,605          10,523            11,728
                                              -----------------  -----------------  --------------   ---------------

            Total expenses                             344,676            176,352         558,846           457,807
                                              -----------------  -----------------  --------------   ---------------

NET INCOME (LOSS)                                    $ 448,838         $ (353,092)      $ 389,643         $(298,778)
                                              =================  =================  ==============   ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                     29,023             33,904          29,764            34,362
                                              =================  =================  ==============   ===============

    Weighted average net income (loss)
       per Limited Partner
       and General Partner Unit                        $ 15.46           $ (10.41)        $ 13.09           $ (8.70)
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
               For the six months ended June 30, 1999 and 1998
                -----------------------------------------------

                                            Units          Limited Partners   General Partner          Total
                                       ----------------   -------------------------------------   ----------------

PARTNERS' CAPITAL,
  December 31, 1997                             34,965         $ 9,497,912           $ 142,826        $ 9,640,738

Redemptions                                     (2,032)           (489,452)            (47,442)          (536,894)

Net loss                                         -                (294,030)             (4,748)          (298,778)
                                       ----------------   -----------------   -----------------   ----------------
PARTNERS' CAPITAL,
  June 30, 1998                                 32,933         $ 8,714,430            $ 90,636        $ 8,805,066
                                       ================   =================   =================   ================

PARTNERS' CAPITAL,
  December 31, 1998                             30,829         $ 8,465,489            $ 94,122        $ 8,559,611

Redemptions                                     (2,343)           (649,524)             -                (649,524)

Net income                                      -                  384,994               4,649            389,643
                                       ----------------   -----------------   -----------------   ----------------

PARTNERS' CAPITAL,
  June 30, 1999                                 28,486         $ 8,200,959            $ 98,771        $ 8,299,730
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------
                               AND JOINT VENTURE
                               -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership/Joint Venture (the "Partnership" or the "Fund") as of June 30, 1999, and the results of its operations for the three and six month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2. FAIR VALUE AND OFF-BALANCE SHEET RISK

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------


                      MONTH END NET ASSET VALUE PER UNIT

        --------------------------------------------------------------------
                    Jan.      Feb.      Mar.      Apr.      May       Jun.
        --------------------------------------------------------------------
        1998       $281.99   $274.64   $277.27   $254.92   $265.04   $267.36
        --------------------------------------------------------------------
        1999       $264.44   $272.54   $275.86   $289.39   $279.89   $291.36
        --------------------------------------------------------------------


Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

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

April 1, 1998 to June 30, 1999

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

January 1, 1999 to June 30, 1999
--------------------------------

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

April 1, 1999 to June 30, 1999

Interest rates generally rose during the second quarter, and short positions in Japanese 10-year bonds and short-term Euroyen deposits, U.S. Treasury 10-year and 5-year notes, and German, French and Italian 10-year bonds were profitable.

In currency trading, profits from short positions versus the dollar in the Euro, Swiss franc and Danish krone and a long position in the Korean won outweighed losses on short positions in the yen and Norwegian krone and a long position in the Singapore dollar. These profits were approximately offset by losses from non-dollar cross-rate trading.

In the stock index sector of the portfolio, long positions in the Japanese Nikkei and Topix and the Hong Kong Hang Seng Indices were profitable.

In the energy sector of the portfolio, prices fluctuated, and gains from crude oil and natural gas outweighed losses from heating oil, London gas oil and unleaded gasoline.

In the metals sector of the portfolio, profits on a long position in aluminum and a short position in gold outweighed losses from copper and zinc trading.

In the agricultural commodity sector of the portfolio, long positions in corn, soybeans, wheat and coffee were unprofitable as was a short position in cotton.

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $80 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

        (b) Reports on Form 8-K.

        There were no reports on Form 8-K filed during the six months of fiscal 1999.

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



                  THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
 .



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date: August 10, 1999       By /s/ JOHN R. FRAWLEY, JR.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 10, 1999      By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer