Form 10-Q
period 1999-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 1999-11-12
CIK 799824

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                                ------------------

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

            Delaware                                       13-3365950
            --------                                       ----------
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

                                 609-282-6996
                                 ------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

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

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------


                                                  September 30,    December 31,
                                                      1999             1998
                                                 ---------------  --------------
ASSETS
------
Equity in commodity futures trading accounts:
  Cash and options premiums                      $    8,066,899   $   8,505,137
  Net unrealized profit on open contracts                53,122         258,842
Accrued interest                                         32,628          30,544
                                                 --------------   -------------

                TOTAL                            $    8,152,649   $   8,794,523
                                                 ==============   =============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Profit Shares payable                          $      114,414   $     116,259
  Brokerage commissions payable                          64,510          69,620
  Redemptions payable                                   113,276          47,201
  Administrative fees payable                             1,698           1,832
                                                 --------------   -------------

             Total liabilities                          293,898         234,912
                                                 --------------   -------------
PARTNERS' CAPITAL:
  General Partner (339 and 339 Units)                    96,000          94,122
  Limited Partner (27,412 and 30,490 Units)           7,762,751       8,465,489
                                                 --------------   -------------
             Total partners' capital                  7,858,751       8,559,611
                                                 --------------   -------------
                TOTAL                            $    8,152,649   $   8,794,523
                                                 ==============   =============
NET ASSET VALUE PER UNIT

  (Based on 27,751 and 30,829 Units outstanding) $       283.19   $      277.65
                                                 ==============   =============


See notes to consolidated financial statements.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                                AND JOINT VENTURE
                                -----------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                                            For the three   For the three   For the nine   For the nine
                                                            months ended    months ended    months ended   months ended
                                                            September 30,   September 30,   September 30,  September 30,
                                                                1999            1998            1999           1998
                                                           --------------  --------------   -------------  -------------
REVENUES:
   Trading profits (loss):
      Realized                                             $   244,128     $   (247,935)    $   848,030    $   130,265
      Change in unrealized                                    (412,562)         942,991        (254,832)       487,826
                                                           -----------     ------------     -----------    -----------
        Total trading results                                 (168,434)         695,056         593,198        618,091
                                                           -----------     ------------     -----------    -----------
   Interest income                                             100,398          108,409         287,256        344,403
                                                           -----------     ------------     -----------    -----------
        Total revenues                                         (68,036)         803,465         880,454        962,494
                                                           -----------     ------------     -----------    -----------

EXPENSES:
   Profit Shares                                               (34,028)         129,226         114,414        129,649
   Brokerage commissions                                       194,004          207,590         593,885        653,246
   Administrative fees                                           5,105            5,463          15,628         17,191
                                                           -----------     ------------     -----------    -----------
       Total expenses                                          165,081          342,279         723,927        800,086
                                                           -----------     ------------     -----------    -----------
NET INCOME (LOSS)                                          $  (233,117)    $    461,186     $   156,527    $   162,408
                                                           ===========     ============     ===========    ===========

NET INCOME (LOSS) PER UNIT:
  Weighted average number of units outstanding                  28,329           32,287          29,286         33,669
                                                           ===========     ============     ===========    ===========
  Weighted average net income (loss) per Limited
    Partner and General Partner Unit                       $     (8.23)    $      14.28     $      5.34    $      4.82
                                                           ===========     ============     ===========    ===========

See notes to consolidated financial statements.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                               AND JOINT VENTURE
                               -----------------

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                                Units        Limited Partners    General Partner          Total
                              ----------     ----------------    ---------------      -------------
PARTNERS' CAPITAL,
 December 31, 1997                34,965     $     9,497,912     $       142,826      $   9,640,738

Redemptions                       (3,627)           (909,980)            (47,442)          (957,422)

Net income                             -             162,104                 304            162,408
                              ----------     ---------------     ---------------      -------------

PARTNERS' CAPITAL,
 September 30, 1998               31,338     $     8,750,036     $        95,688      $   8,845,724
                              ==========     ===============     ===============      =============

PARTNERS' CAPITAL,
 December 31, 1998                30,829     $     8,465,489     $        94,122      $   8,559,611

Redemptions                       (3,078)           (857,387)                  -           (857,387)

Net income                             -             154,649               1,878            156,527
                              ----------     ---------------     ---------------      -------------
PARTNERS' CAPITAL
 September 30, 1999               27,751     $     7,762,751     $        96,000      $   7,858,751
                              ==========     ===============     ===============      =============

See notes to consolidated financial statements.

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                ----------------------------------------------
                       (a Delaware limited partnership)
                       --------------------------------
                               AND JOINT VENTURE
                               -----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership/Joint Venture (the "Partnership" or the "Fund") as of September 30, 1999, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

     The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of the Trading Manager, calculating the Net Asset Value of the Joint Venture as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner does not itself intervene in the markets to hedge or diversify the Joint Venture's market exposure, the General Partner may urge the Trading Manager to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Trading Manager has begun to deviate from past practice and trading policies or to be trading erratically (which has not occurred to date), the General Partner's basic risk control procedures consist simply of the ongoing process of Trading Manager monitoring with the market risk controls being applied by the Trading Manager.

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

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

                      MONTH-END NET ASSET VALUE PER UNIT

------------------------------------------------------------------------------------------------
          Jan.      Feb.      Mar.      Apr.      May      Jun.      Jul.      Aug.      Sep.
------------------------------------------------------------------------------------------------
1998      $281.99   $274.64   $277.27   $254.92   $265.04  $267.36   $250.99   $268.54   $282.27
------------------------------------------------------------------------------------------------
1999      $264.44   $272.54   $275.86   $289.39   $279.89  $291.36   $281.46   $282.95   $283.19
------------------------------------------------------------------------------------------------


Performance Summary

January 1, 1998 to September 30, 1998
-------------------------------------

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

January 1, 1999 to September 30, 1999
-------------------------------------

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

July 1, 1999 to September 30, 1999

In the third quarter of 1999, losses from interest rate, stock index and currency trading narrowly outweighed profits from metal, energy and agricultural commodity trading.

In the interest rare sector of the portfolio, a loss was incurred on a short position in Japanese 10-year bonds as interest rates reversed course and fell. Short positions in U.S. Treasury 5 and 10-year notes and short-term Eurodollar deposits were also unprofitable. Short positions in European bond futures were profitable.

Long positions in Japanese and Hong Kong stock index futures were unprofitable in the third quarter.

Profits on long positions in the yen and a short position in the Thai baht were outweighed by losses on short positions in the Swiss franc and Euro. Non-dollar cross rate trading was profitable due to the strength in the yen, but, overall, currency trading resulted in a small loss.

Metal trading was profitable in the quarter due primarily to gains on a short position in gold early in the quarter and a long position in gold in September. Gold made a spectacular move up when central banks announced they would limit futures gold sales. Gold had been in a downtrend for an extended period, and the sudden spike caught many market participants with short positions they were forced to cover.

Energy was profitable in the quarter. Long positions in crude oil, heating oil, unleaded gasoline and London gas oil benefited from OPEC's success in limiting production.

Agricultural commodity trading was narrowly profitable in the quarter.

YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative was approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

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

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the nine months of fiscal 1999.

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

                THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                                   By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                             (General Partner)


Date: November 12, 1999            By /s/ JOHN R. FRAWLEY, JR.
                                      ------------------------
                                      John R. Frawley, Jr.
                                      Chairman, Chief Executive Officer,
                                      President and Director

Date: November 12, 1999            By /s/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Vice President, Chief Financial Officer
                                      and Treasurer