Form 10-K405
period 1999-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2000-03-30
CIK 799824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1999
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     13-3365950
   -------------------------------                   --------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 282-6996

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
                                                    Yes   x           No
                                                        ------           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2000, limited partnership units with an aggregate value of $6,630,799 were outstanding and held by non-affiliates.

                       Documents Incorporated by Reference

The registrant's "1999 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1999, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                       ANNUAL REPORT FOR 1999 ON FORM 10-K

                                Table of Contents
                                -----------------

                                                       PART I                                                  PAGE
                                                       ------                                                  ----

Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     5

Item 3.       Legal Proceedings.............................................................................     5

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     5


                                                       PART II
                                                       -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     6

Item 6.       Selected Financial Data.......................................................................     7

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........     9

Item 7A.      Quantitative and Qualitative Disclosures About Market Risks...................................    11

Item 8.       Financial Statements and Supplementary Data...................................................    11

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    11


                                                      PART III
                                                      --------

Item 10.      Directors and Executive Officers of the Registrant............................................    12

Item 11.      Executive Compensation........................................................................    14

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    14

Item 13.      Certain Relationships and Related Transactions................................................    14


                                                       PART IV
                                                       -------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    15

                                    PART I

Item 1:  Business
         --------

         (a)      General Development of Business:
                  -------------------------------

                  The Futures Expansion Fund Limited Partnership (the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986. Its single public offering of units of limited partnership interest ("Units") commenced on October 27, 1986, and the Fund began trading on January 2, 1987 through a Joint Venture (the "Joint Venture") with and under the direction of Millburn Ridgefield Corporation ("Millburn"). Millburn Ridgefield has been the Fund's sole advisor since inception. The Fund, through the Joint Venture, engages in the speculative trading of commodity futures, options on futures, forward contracts on currencies, financial instruments, stock indices, metals, energy and agricultural products. The Fund's objective is to achieve, through speculative trading, substantial capital appreciation over time.

                  Merrill Lynch Investment Partners Inc. ("MLIP"), organized in 1986, acts as the general partner of the Fund. Merrill Lynch Futures Inc. ("MLF") is the Fund's commodity broker. MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). MLF is an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

                  As of December 31, 1999, the capitalization of the Fund was $6,953,434, and the Net Asset Value per Unit, originally $100 as of January 2, 1987, had risen to $259.64.

                  Through December 31, 1999, the highest month-end Net Asset Value per Unit was $295.54 (July 31, 1997) and the lowest $100.05 (September 30,
1987).

         (b)      Financial Information about Segments:
                  ------------------------------------

                  The Fund's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Fund does not engage in sales of goods or services.

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

                  The Joint Venture Agreement between the Fund and the
Advisor may be terminated by MLIP, acting on behalf of the Fund, under certain circumstances involving, for example, substantial losses or changes in control of the Advisor. The termination of the Joint Venture Agreement would not necessarily terminate the Fund, but would require MLIP to make other advisory arrangements for the Joint Venture.

                  Millburn Ridgefield

                  Millburn Ridgefield is one of the longest operating of all active managed futures advisors. Principals of Millburn Ridgefield have been managing client assets in the futures and forward markets since 1972, and as of January 1, 2000 Millburn Ridgefield was managing approximately $900 million of client and proprietary capital in these markets. As of such date, Millburn Ridgefield and its affiliates were also managing over $1 billion in other disciplines.

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

                  Use of Proceeds and Interest Income

                  Market Sectors. The Fund trades in a diversified group
                  --------------
of markets under the direction of the Advisor. The Trading Advisor can, and does, from time to time materially alter the allocation of its overall trading commitments among different market sectors. There is essentially no restriction on the commodity interests which may be traded by Millburn Ridgefield or the rapidity with which Millburn Ridgefield may alter its market sector allocations.

                  Management's discussion and analysis contains information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or in which market sectors the Fund's trading may be concentrated at any one time or over time.

                  Market Types. The Fund trades on a variety of United States
                  ------------
and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

                  Many of the Fund's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, including Merrill Lynch International Bank ("MLIB"), in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

                  In its exchange of futures for physical ("EFP") trading, the Fund acquires cash currency positions through banks and dealers, including Merrill Lynch. The Fund pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

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

                  Custody of Assets.  All of the Fund's assets are currently
                  -----------------
held in CFTC-regulated customer accounts at MLF.

                  Interest Paid by Merrill Lynch on the Joint Venture's U.S.
                  ----------------------------------------------------------
Dollar and Non-U.S. Dollar Assets. The Joint Venture's U.S. dollar assets are
---------------------------------
maintained at MLF. On assets held in U.S. dollars, Merrill Lynch credits the Joint Venture with interest at the prevailing 91-day U.S. Treasury bill rate. The Joint Venture is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Joint Venture, from possession of such assets.

                  Merrill Lynch charges the Joint Venture Merrill Lynch's cost of financing realized and unrealized losses on the Joint Venture's non-U.S. dollar-denominated positions.

                  Charges

                  The following table summarizes the charges incurred by the Fund during 1999, 1998 and 1997.

                                 1999                         1998                         1997
                     ----------------------------------------------------------------------------------------
                                     % of Average                 % of Average                % of Average
                         Dollar       Month-End       Dollar       Month-End       Dollar       Month-End
       Charges           Amount       Net Assets      Amount       Net Assets      Amount      Net Assets
-------------------------------------------------------------------------------------------------------------
Brokerage
Commissions           $ 761,747         9.67%      $  860,552        9.67%      $1,022,449       10.05%
Administrative Fees      20,044         0.25%          22,646        0.25%          26,392        0.26%
Profit Shares             5,571         0.07%         118,954        1.34%         278,351        2.73%
                     ----------------------------------------------------------------------------------------
Total                 $ 787,362         9.99%     $ 1,002,152       11.26%      $1,327,192       13.04%
                     ========================================================================================


                          ----------------------------

                  The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar assets maintained at MLF.

                  The Fund's average month-end Net Assets during 1999, 1998 and 1997 equaled $7,875,768, $8,895,563, and $10,177,610, respectively.

                  During 1999, 1998 and 1997 the Fund earned $383,867, $433,501 and $470,192 in interest income, or approximately 4.87%, 4.87% and 4.62% of the Fund's average month-end Net Assets.

                  Effective February 1, 1997, the Brokerage Commissions paid by the Fund were reduced from 11.67% to 9.50% per annum and a 0.25% per annum Administrative Fee continued to be paid by the Fund to MLIP.


                         Description of Current Charges

Recipient                  Nature of Payment         Amount of Payment
---------                  -----------------         -----------------
MLF                        Brokerage Commissions     A flat-rate, monthly commission of 0.7917 of 1% of the Fund's month-end assets
                                                     (a 9.50% annual rate).

                                                     During 1999, 1998, and 1997, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Fund's flat-rate
                                                     Brokerage Commissions was approximately $237, $105 and $84, respectively.

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

MLIB; Other                Bid-ask spreads           Bid-ask spreads on forward and related trades.
Counterparties

Millburn                   Profit Share                       20% of any New Trading Profit, as defined achieved by the Fund
Ridgefield                                                    as of the end of each calendar year and upon redemption
                                                              of Units.

Millburn                   Consulting Fees                    MLF currently pays the Advisor annual consulting fees of
Ridgefield                                                    .167 of 1% (a 2% annual rate) of the Joint Venture's
                                                              month-end assets after reduction for a portion of the
                                                              brokerage commissions.

MLF;                       Extraordinary expenses             Actual costs incurred; none paid to date.
  Others

                  Regulation

                  MLIP, Millburn Ridgefield and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

                  (i) through (xii)-- not applicable.

                  (xiii)  The Fund has no employees.

         (d)      Financial Information about Geographic Areas:
                  --------------------------------------------

                  The Fund trades, from the United States, on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.

Item 2:  Properties
         ----------

                  The Fund does not use any physical properties in the conduct of its business.

                  The Fund's only place of business is the place of business of MLIP (Merrill Lynch Investment Partners, Inc., Princeton Corporate Campus,
800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Fund from MLIP's offices.

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

                  The Fund has never submitted any matter to a vote of its Limited Partners.

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

         (b)      Holders:
                  -------

                  As of December 31, 1999, there were 303 holders of Units, including MLIP.

         (c)      Dividends:
                  ---------

                  The Fund has made no distributions, nor does MLIP presently intend to make any distributions in the future.

         Item 5(b)

                  Not applicable.

Item 6:  Selected Financial Data
         -----------------------

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                         For the Year      For the Year      For the Year      For the Year      For the Year
                                             Ended             Ended             Ended             Ended             Ended
                                         December 31,      December 31,      December 31,      December 31,      December 31,
Income Statement Data                        1999              1998              1997              1996              1995
-------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
     Realized Gain                          $ (160,036)        $ 761,007       $ 1,551,671       $ 1,800,104       $ 2,689,922
     Change in Unrealized
     (Loss) Gain                                62,797          (176,383)         (102,280)          (39,401)          405,757
                                     ------------------------------------------------------------------------------------------
     Total Trading Results                     (97,239)          584,624         1,449,391         1,760,703         3,095,679
                                     ------------------------------------------------------------------------------------------

Interest Income                                383,867           433,501           470,192           382,717           468,023
                                     ------------------------------------------------------------------------------------------

     Total Revenues                            286,628         1,018,125         1,919,583         2,143,420         3,563,702
                                     ------------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                     761,747           860,552         1,022,449         1,120,320         1,208,671
     Administrative Fees                        20,044            22,646            26,392            24,001                 -
     Profit Shares                               5,571           118,954           278,351           206,261           471,976
                                     ------------------------------------------------------------------------------------------
     Total Expenses                            787,362         1,002,152         1,327,192         1,350,582         1,680,647
                                     ------------------------------------------------------------------------------------------

Net Income                                  $ (500,734)        $  15,973       $   592,391       $   792,838       $ 1,883,055
                                     ==========================================================================================



                                          December 31,      December 31,      December 31,      December 31,      December 31,
Balance Sheet Data                            1999              1998              1997              1996              1995
-------------------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value                       $ 6,953,434       $ 8,559,611       $ 9,640,738       $ 9,895,616       $ 9,891,103
Net Asset Value per Unit                   $    259.64       $    277.65       $    275.73       $    260.29       $    238.96
                                     ------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                      MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------------------------------------------------------------
        Jan.     Feb.     Mar.    Apr.      May     June     July     Aug.    Sept.    Oct.     Nov.     Dec.
----------------------------------------------------------------------------------------------------------------
  1995  $189.48  $201.01 $231.61  $240.44  $235.91  $237.51  $230.15 $231.47  $226.17  $224.81  $224.36 $238.96
----------------------------------------------------------------------------------------------------------------
  1996  $252.05  $224.51 $225.51  $236.49  $219.53  $227.57  $230.17 $224.71  $230.21  $251.56  $258.55 $260.29
----------------------------------------------------------------------------------------------------------------
  1997  $277.32  $292.65 $283.51  $274.35  $277.52  $277.13  $295.54 $270.69  $273.08  $266.48  $265.12 $275.73
----------------------------------------------------------------------------------------------------------------
  1998  $281.99  $274.64 $277.27  $254.92  $265.04  $267.36  $250.99 $268.54  $282.27  $275.27  $271.62 $277.65
----------------------------------------------------------------------------------------------------------------
  1999  $264.44  $272.54 $275.86  $289.39  $279.89  $291.36  $281.46 $282.95  $283.19  $251.12  $255.31 $259.64
----------------------------------------------------------------------------------------------------------------

         Pursuant to CFTC policy, monthly performance is presented from January 1, 1995, even though the Units were outstanding prior to such date.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                                December 31, 1999

   Type of Pool: Single Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      Inception of Trading: January 2, 1987
                      Aggregate Subscriptions: $56,741,035
                       Current Capitalization: $6,953,434
                   Worst Monthly Drawdown(2): (11.32)% (10/99)
             Worst Peak-to-Valley Drawdown(3): (15.08)% (8/97-7/98)
                                  -------------

              Net Asset Value per Unit, December 31, 1999: $259.64

-----------------------------------------------------------------------------
                           Monthly Rates of Return(4)
-----------------------------------------------------------------------------
Month                        1999       1998      1997       1996       1995
-----------------------------------------------------------------------------
January                     (4.76)%     2.27%     6.54%      5.48%      (3.30)%
-----------------------------------------------------------------------------
February                     3.06      (2.61)     5.53     (10.92)      6.09
-----------------------------------------------------------------------------
March                        1.22       0.96     (3.12)      0.44      15.22
-----------------------------------------------------------------------------
April                        4.90      (8.06)    (3.23)      4.87       3.81
-----------------------------------------------------------------------------
May                         (3.28)      3.97      1.16      (7.17)     (1.88)
-----------------------------------------------------------------------------
June                         4.10       0.88     (0.14)      3.66       0.68
-----------------------------------------------------------------------------
July                        (3.40)     (6.12)     6.64       1.14      (3.10)
-----------------------------------------------------------------------------
August                       0.53       6.99     (8.41)     (2.37)      0.57
-----------------------------------------------------------------------------
September                    0.08       5.11      0.88       2.45      (2.29)
-----------------------------------------------------------------------------
October                    (11.32)     (2.48)    (2.42)      9.27      (0.60)
-----------------------------------------------------------------------------
November                     1.67      (1.33)    (0.51)      2.78      (0.20)
-----------------------------------------------------------------------------
December                     1.69       2.22      4.00       0.67       6.50
-----------------------------------------------------------------------------
Compound Annual
Rate of Return              (6.50)%     0.69%     5.93%      8.93%     21.95%
-----------------------------------------------------------------------------

                  (1) Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Fund has no such feature.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1995 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

Performance Summary

     1999                                                 Total Trading
                                                              Results

      Interest Rates and Stock Indices                        $  51,637
      Agriculture                                              (500,784)
      Currencies                                                 73,831
      Energy                                                    219,142
      Metals                                                     58,935
                                                        ----------------
                                                              $ (97,239)
                                                        ================

                Futures Expansion Fund L.P., finished 1999 with gains for the year in energy, currency, stock index and metal trading. The most significant market features during the year were the bull markets in crude oil and crude oil products and the decline of the new Euro currency against the dollar. Interest rate trading was slightly unprofitable. Agricultural commodities encountered volatile whipsaw market conditions and generated losses in excess of the profits from the four profitable market sectors.

                Energy trading produced the largest gains for the Partnership in 1999. The Partnership profited from heating oil, crude oil and unleaded gas. Short positions in heating oil proved most profitable for the Partnership in the first quarter of the year as prices dropped to its lowest levels in more than a decade. Combined with gains in crude oil and unleaded gas outweigh losses in natural gas trading as the focus of attention in the natural gas markets declined since the end of the winter. The remainder of the year saw the Partnership profit from long positions in crude oil, gas oil and unleaded gas positions as OPEC cut production to 1.716 million barrels per day successfully limiting the worldwide supply. By year-end, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and prices hitting ten-year highs.

                Currency trading produced modest gains for the year, aided mostly by profits from short positions versus the dollar in European currencies, specifically the Euro, Swiss franc and Danish krone. The gains were slightly offset by losses from non-dollar cross-rate trading. The European Central Bank raised the repo rate in November due to inflation pressures, which generated gains for short positions in the Euro currency. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger US dollar. The Canadian dollar also underwent similar fluctuations throughout the year. Euro currency trading sustained losses as it continued to trade in the same choppy pattern that has been evident during most of 1999.

                Metals trading was profitable during 1999, primarily due to the spectacular move up in gold and slight gains from short positions in aluminum and copper. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

                Stock Index trading was profitable during 1999 with gains in Hong Kong's Hang Seng and Japan's Topix and Nikkei indices outweighing small losses in the S&P 500 index. Stock indices continued their volatile swings throughout the year an the Dow Jones Industrial Average closed above the 10,000 and 11,000 marks during the year. S&P 500 positions generated losses during the year as the U.S. markets continued their volatile swings, which made the trading environment extremely difficult. However, the Hong Kong and Japanese stock indices recovered during the year producing gains for the Partnership.

                Interest rate trading was volatile during the year as the Federal Reserve raised interest rates three times and the Japanese government's continued desire to keep short-term rates at zero loomed over the markets throughout the year. The Partnership was slightly unprofitable due to losses from Japanese ten-year bond trading and short-term Eurodollar deposits narrowly outweighed gains from U.S. and European bond and note trading. Early in the year, the yield on the Japanese government ten-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Partnership Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

                Agriculture commodity trading generated the largest losses in 1999 as coffee, sugar, cotton, corn, wheat and soybeans encountered whipsaw market conditions and continued volatility throughout the market sector. The anticipation of supply/demand imbalance for coffee from an expected 2000-2001 bumper crop in Brazil pushed prices lower. These factors also led to an increase in prices as there was a sharp decline in crop ratings during the second half of the year. There was also a sharp upturn in soy prices. Losses in coffee trading became evident due to cold temperature and lack of rainfall in Brazil.

1998                                                Total Trading
                                                       Results
 Interest Rates and Stock Indices                        $ 874,177
 Agriculture                                              (76,779)
 Currencies                                               (434,481)
 Energy                                                    428,384
 Metals                                                   (206,677)
                                                   ----------------
                                                         $ 584,624
                                                   ================

                  In 1998, interest rate futures trading was quite profitable, particularly the Japanese 10-year government bond. The long side of the bond was profitable earlier in the year as interest rates fell to record low levels and the short side was profitable in the latter part of the year as interest rates moved back up. Long positions in European interest rate futures were also profitable. Profitable long positions included German, French, Spanish and Italian 10-year government bonds. Short-term Eurodollar trading and U.S. 10-year Treasury note trading were also profitable.

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


1997                                                Total Trading
                                                       Results

 Interest Rates and Stock Indices                        $ 679,273
 Agriculture                                               (8,456)
 Currencies                                              1,280,992
 Energy                                                     42,962
 Metals                                                   (545,380)
                                                   ----------------
                                                       $ 1,449,391
                                                   ================


                Trend reversals and extreme market volatility, affected by such factors as the Asian flu and El Nino, were characteristic of most of 1997. However, the year proved to be a profitable one overall for the Fund as trends in several key markets enabled the Advisor to profit despite the significant obstacles. Although trading results in several sectors may have been lackluster, the global currency and bond markets offered noteworthy trading opportunities, which resulted in significant profits in these markets during the year. Additionally, the currency and interest rate sectors of the Fund's portfolio represented its largest percentage of market commitments.

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


       Liquidity; Capital Resources

                  The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Advisor's trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund account managed by the Advisor.

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

       Year 2000 Compliance Initiative

                  In 1999, Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems.

                  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative to address the internal and external risks associated with the Y2K issue. The initiative consisted of six phases, completed by the millennium: planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.

                  Through the date of this filing, there have been no material failures or disruptions of systems or services at Merrill Lynch attributable to the Y2K issue. Similarly we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with Merrill Lynch or in Merrill Lynch's capacity to transact business with others. Merrill Lynch continues to monitor the performance of its systems for any possible future failures or disruptions attributable to the Y2K issue.

                  As of December 31, 1999, the total estimated expenditures of existing and incremented resources for the entire Year 2000 Compliance Initiative was approximately $510 million, including $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. At December 31, 1999, of the total estimated expenditures, approximately $12 million, related to continued testing, contingency planning, risk management, and the wind down of the efforts, had not yet been spent.

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

                The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIP promoted the Fund and is its controlling person.

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

                The directors and executive officers of MLIP and their respective business backgrounds are as follows:

John R. Frawley, Jr.         Chairman, Chief Executive Officer,
                             President and Director

Jeffrey F. Chandor           Senior Vice President, Director of
                             Sales, Marketing and Research and Director

Michael L. Pungello          Vice President, Chief Financial Officer and
                             Treasurer

Allen N. Jones               Director

Stephen G. Bodurtha          Director

Michael J. Perini            Director

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

                  Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello became Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

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

                  Michael J. Perini was born in 1947. Effective May 11, 1999, Mr. Perini became a Director of MLIP. Since February 1998, Mr. Perini has been First Vice President and Senior Director of the Defined and Managed Funds Group, which includes Defined Asset Funds, Special Investments and MLIP. This is part of the Investment Strategy Product Group of Merrill Lynch Private Client. Previously Michael Perini was Director of Defined Asset Funds and has held various management positions since he joined Merrill Lynch in 1970. Mr. Perini attended St. John's University and New York University as well as The Stanford University Marketing Management Program. He was elected to the Board of Governors of the Investment Company Institute in Washington, D.C., and is Chairman of the Unit Investment Trust Committee of the Institute.

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

                  As of December 31, 1999, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $88,018.

                  MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Futures Investments L.P., ML Futures Investments II L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

Item 11:  Executive Compensation
          ----------------------

                  The directors and officers of MLIP are remunerated by MLIP in their respective positions. The Fund does not itself have any officers, directors or employees. The Fund pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from possession of the Fund's dollar assets. The directors and officers receive no "other compensation" from the Fund and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIP.

Item 12: Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners:
                  -----------------------------------------------

                                                     Amount of Nature of
Title of Class    Name of Beneficial Owner           Beneficial Ownership               Percent of Class
--------------    ------------------------           --------------------               ----------------
Limited           Elizabeth Waterman                          1,500                              5.78%
Partnership       c/o James Waterman
Units             472 North Maple Avenue
                  Greenwich, CT  06830

         (b)      Security Ownership of Management:
                  --------------------------------

                  As of December 31, 1999, MLIP owned 339 Units (Unit-equivalent general partnership interest), which was 1.27% of the total Units outstanding.

         (c)      Changes in Control:
                  ------------------

                  None.

Item 13: Certain Relationships and Related Transactions
         ----------------------------------------------

         (a)      Transactions Between Merrill Lynch and the Fund

                  All of the service providers to the Fund, other than the Advisor, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisor over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

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

         (b)      Certain Business Relationships:
                  ------------------------------
                  MLF, an affiliate of MLIP, acts as the principal commodity broker for the Fund.

                  In 1999 the Fund expensed: (i) Brokerage Commissions of $761,747 to MLF, which included $160,368 in consulting fees earned by the Advisor; and (ii) Administrative Fees of $20,044 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of a portion of the Fund's assets, as well as from foreign exchange and EFP trading.

                  See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

         (c)      Indebtedness of Management:
                  --------------------------

                  The Fund is prohibited from making any loans, to management or otherwise.

         (d)      Transactions with Promoters:
                  ---------------------------

                  Not applicable.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

         (a)1.    Financial Statements (found in Exhibit 13.01):                                     Page:
                  ---------------------------------------------                                      -----
                  Independent Auditors' Report                                                           1

                  Consolidated Statements of Financial Condition as of December 31, 1999 and 1998        2

                  For the years ended December 31, 1999, 1998 and 1997:
                           Consolidated Statements of Operations                                         3
                           Consolidated Statements of Changes in Partners' Capital                       4

                  Notes to Consolidated Financial Statements                                           5-9

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

         (a)3.    Exhibits:
                  --------

                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation           Description
-----------           -----------
3.01                  Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01:         Is  incorporated  herein by reference  from Exhibit 3.01  contained in Amendment  No. 1 to the  Registration
------------          Statement  (File No.  33-8377)  filed on October 21, 1986, on Form S-1 under the Securities Act of 1933 (the
                      "Registrant's Registration Statement").

3.02                  Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990.

Exhibit 3.02          Is  incorporated by reference from Exhibit 3.02 contained in the  Partnership's  report on Form 10-K for the
------------
                      fiscal year ended December 31, 1989.

3.04                  Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

Exhibit 3.04:         Is  incorporated  herein by reference from Exhibit 3.04 contained in the  Partnership's  Report on Form 10-Q
------------
                      for the Quarter ended September 30, 1995.

10.01                 Joint  Venture  Agreement  between the  Partnership,  Merrill  Lynch  Investment  Partners Inc. and Millburn
                      Ridgefield Corporation.

Exhibit 10.01:        Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's Registration Statement.
-------------

10.03                 Customer Agreement between the Joint Venture and Merrill Lynch Futures Inc.

Exhibit 10.03:        Is incorporated hereby by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.
-------------

10.05                 Form of Consulting Agreement between Millburn Ridgefield Corporation and the Partnership.

Exhibit 10.05:        Is incorporated herein by reference from Exhibit 10.05(a) contained in the Partnership's Report on Form 10-K
-------------         of December 31, 1987, filed on March 28, 1988.

10.06                 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch Investment Partners Inc.,
                      Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.06:        Is  incorporated  herein by reference from Exhibit 10.06 contained in the  Registrant's  report on Form 10-K
-------------         for the year ended December 31, 1996.

10.07(a)              Form of Advisory and Consulting  Agreement  Amendment among Merrill Lynch Investment Partners Inc., Millburn
                      Ridgefield Corporation, the Fund and Merrill Lynch Futures.

Exhibit 10.07(a):     Is incorporated  herein by reference from Exhibit 10.07(a) contained in the Registrant's report on Form 10-K
----------------      for the year ended December 31, 1996.


10.07(b)              Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.07(b):     Is incorporated  herein by reference from Exhibit 10.07(b) contained in the Registrant's report on Form 10-K
----------------      for the year ended December 31, 1996.

13.01                 1999 Annual Report and Independent Auditors' Report.

Exhibit 13.01:        Is filed herewith.
-------------

28.01                 Prospectus of the Partnership dated October 27, 1986.

Exhibit 28.01:        Is incorporated herein by reference as filed with the Securities and Exchange Commission pursuant to Rule 424
-------------         under the Securities Act of 1933, Registration Statement (File No. 33-8377) on Form S-1, on October 31, 1986.


         (b)      Report on Form 8-K:
                  ------------------

                  No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                                  THE FUTURES EXPANSION FUND LIMITED
                                  PARTNERSHIP

                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                  General Partner

                                  By:  /s/John R. Frawley, Jr.
                                      ------------------------
                                       John R. Frawley, Jr.
                                       Chairman, Chief Executive Officer,
                                       President and Director
                                       (Principal Executive Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                           Title                                                        Date
---------                           -----                                                        ----
/s/ John R. Frawley, Jr.            Chairman, Chief Executive Officer, President and Director    March 30, 2000
------------------------------      (Principal Executive Officer)
John R. Frawley, Jr.

/s/ Michael L. Pungello             Vice President, Chief Financial Officer, and Treasurer       March 30, 2000
-----------------------             (Principal Financial and Accounting Officer)
Michael L. Pungello

/s/ Jeffrey F. Chandor              Senior Vice President, Director of Sales,                    March 30, 2000
-------------------------------     Marketing and Research, and Director
Jeffrey F. Chandor

/s/ Michael J. Perini               Director                                                     March 30, 2000
---------------------------------
Michael J. Perini


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT         General Partner of Registrant    March 30, 2000
   PARTNERS INC.

By:/s/John R. Frawley, Jr.
   -----------------------
       John R. Frawley, Jr.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                                 1999 FORM 10-K

                                INDEX TO EXHIBITS
                                -----------------


                            Exhibit
                            -------

Exhibit 13.01               1999 Annual Report and Independent Auditors' Report