Form 10-Q
period 2000-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2000-05-15
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                --------------

                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------

Commission File Number 0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          DELAWARE                                        13-3365950
-----------------------------                  ------------------------------
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

                                  609-282-6996
                ------------------------------------------------
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
                                AND JOINT VENTURE

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            March 31,          December 31,
                                                                               2000                1999
                                                                           (unaudited)
                                                                       -------------------  -------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                            $       6,414,285    $       6,714,860
    Net unrealized profit on open contracts                                        25,624              321,369
Accrued interest                                                                   33,241               32,088
                                                                       -------------------  -------------------

                TOTAL                                                   $       6,473,150    $       7,068,317
                                                                       -------------------  -------------------
                                                                       -------------------  -------------------

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                               $           5,632    $           5,571
    Brokerage commissions payable                                                  51,201               55,913
    Redemptions payable                                                            61,030               51,928
    Administrative fees payable                                                     1,347                1,471
                                                                       -------------------  -------------------

            Total liabilities                                                     119,210              114,883
                                                                       -------------------  -------------------

PARTNERS' CAPITAL:
  General Partner (291 and 339 Units)                                              71,038               88,018
  Limited Partners (25,737 and 26,442 Units)                                    6,282,902            6,865,416
                                                                       -------------------  -------------------

            Total partners' capital                                             6,353,940            6,953,434
                                                                       -------------------  -------------------

                TOTAL                                                   $       6,473,150    $       7,068,317
                                                                       -------------------  -------------------
                                                                       -------------------  -------------------

NET ASSET VALUE PER UNIT

         (Based on 26,028 and 26,781 Units outstanding)                 $          244.12    $          259.64
                                                                       -------------------  -------------------
                                                                       -------------------  -------------------

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          For the three         For the three
                                           months ended          months ended
                                            March 31,             March 31,
                                               2000                  1999
                                       -------------------  ---------------------
REVENUES:
    Trading profits (loss):
        Realized                        $         (39,003)   $           279,849
        Change in unrealized                     (296,376)              (218,516)
                                       -------------------  ---------------------

            Total trading results                (335,379)                61,333

    Interest income                                95,527                 93,642
                                       -------------------  ---------------------

            Total revenues                       (239,852)               154,975
                                       -------------------  ---------------------

EXPENSES:
    Profit Shares                                      61                 10,994
    Brokerage commissions                         162,395                197,966
    Administrative fees                             4,274                  5,210
                                       -------------------  ---------------------

            Total expenses                        166,730                214,170
                                       -------------------  ---------------------

NET LOSS                                $        (406,582)   $           (59,195)
                                       -------------------  ---------------------
                                       -------------------  ---------------------

NET LOSS PER UNIT:
    Weighted average number of
        units outstanding                          26,508                 30,505
                                       -------------------  ---------------------
                                       -------------------  ---------------------

    Weighted average net
    loss per General Partner
    and Limited Partner Unit            $          (15.34)   $             (1.94)
                                       -------------------  ---------------------
                                       -------------------  ---------------------

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31,1999
                                    (unaudited)

                                                General             Limited
                                Units           Partner             Partners              Total
                             -------------  -----------------  -----------------    -----------------
PARTNERS' CAPITAL,
  December 31, 1998                30,829    $        94,122   $      8,465,489      $      8,559,611

Net loss                                -               (604)           (58,591)             (59,195)

Redemptions                        (1,403)                 -           (382,813)            (382,813)
                             -------------  -----------------  -----------------    -----------------

PARTNERS' CAPITAL,
  March 31, 1999                   29,426    $        93,518   $      8,024,085      $     8,117,603
                             -------------  -----------------  -----------------    -----------------
                             -------------  -----------------  -----------------    -----------------

PARTNERS' CAPITAL,
  December 31, 1999                26,781    $        88,018   $      6,865,416      $     6,953,434

Net loss                                -             (4,553)          (402,029)            (406,582)

Redemptions                          (753)           (12,427)          (180,485)            (192,912)
                             -------------  -----------------  -----------------    -----------------

PARTNERS' CAPITAL,
  March 31, 2000                   26,028    $        71,038   $       6,282,902      $    6,353,940
                             -------------  -----------------  -----------------    -----------------
                             -------------  -----------------  -----------------    -----------------


                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership" or the "Fund") as of March 31, 2000, and the results of its operations for the three months ended March 31, 2000 and March 31, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").

2.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and
      SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with
      Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement had a significant effect on the financial statements.

      SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include futures, forwards, swaps and option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Joint Venture's exposure to market risk is influenced by a number of factors, including the relationships among such derivative instruments held by the Joint Venture as well as the volatility and liquidity in the markets in which the derivative instruments are traded.

      The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of the Trading Manager, calculating the Net Asset Value of the Joint Venture as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner does not itself intervene in the markets to hedge or diversify the Joint Venture's market exposure, the General Partner may urge the Trading Manager to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Trading Manager has begun to deviate from past practice and trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Trading Manager monitoring with the market risk controls being applied by the Trading Manager.

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

      The Partnership has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

      The Partnership, in its normal course of business, enters into various contracts, with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and are included in the Consolidated Statements of Financial Condition under Equity from commodity futures trading accounts.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

                    -----------------------------------------
                                Jan.      Feb.      Mar.
                    -----------------------------------------
                     1999       $264.44   $272.54   $275.86
                    -----------------------------------------
                     2000       $264.16   $258.89   $244.12
                    -----------------------------------------

Performance Summary

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

JANUARY 1, 2000 TO MARCH 31, 2000

Energy trading generated gains on long positions in crude oil and heating oil. Prices rose sharply in the energy sector as OPEC production cuts pinched supplies. The quarter ended by giving back some gains on long positions in crude oil and London gas oil.

Metals trading produced slight losses for the quarter. Profits on positions in aluminum and zinc outweighed losses on positions in copper and gold. The quarter ended with losses on a long position in zinc which were offset by gains on short positions in gold and aluminum.

Agricultural commodity trading produced losses for the quarter. Gains on tropical commodities were outweighed by losses on grains. Sugar and cotton positions failed to capture any trends during the period.

Currency trading produced losses throughout the quarter. Although short positions versus the U.S. dollar were profitable, they were far outweighed by losses in non U.S. cross currency trades in both the European and Asian markets.

The interest rate sector had jumped from profitable positions in January to losses with short positions in U.S. Treasury 5-year and 10-year notes, short-term Eurodollar deposits, German 5-year and 10-year government bonds and British gilts and a long position in Japanese 10-year government bonds. In March, intermediate and long-term interest rates fell in the U.S. and Europe, leading to profitable long positions in U.S. Treasury 5 and 10-year notes and 30-year bonds, German 5 and 10-year bonds and British 10-year bonds and a short position in short-term Eurodollar deposits.

Stock index trading was unprofitable for the quarter. The significant worldwide decline in equity prices early in February resulted in further losses on long positions in the Hong Kong Hang Seng and the Japanese Nikkei and Topix indices. The last month of the quarter sustained losses on long positions in the Australian All Ordinaries, the Hong Kong Hang Seng, the Japanese Topix, the German DAX, the S&P 500 and the Nasdaq 100 stock indices.

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

           (b) Reports on Form 8-K.

           There were no reports on Form 8-K filed during the three months of fiscal 2000.

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




                             THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP




                             By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                     (General Partner)






Date: May 15, 2000              By /s/ JOHN R. FRAWLEY, JR.
                                ------------------------
                                John R. Frawley, Jr.
                                Chairman, Chief Executive Officer,
                                President and Director







Date:  May 15, 2000             By /s/ MICHAEL L. PUNGELLO
                                -----------------------
                                Michael L. Pungello
                                Vice President, Chief Financial Officer
                                and Treasurer