Form 10-Q
period 2000-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2000-08-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000
                               -------------

                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from     to
                              -----  ---

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

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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
                                AND JOINT VENTURE

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                             June 30,           December 31,
                                                                               2000                 1999
                                                                           (unaudited)
                                                                        -------------------  ------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                                   $ 5,998,014          $ 6,714,860
    Net unrealized (loss) profit on open contracts                                (113,552)             321,369
Accrued interest                                                                    29,803               32,088
                                                                        -------------------  ------------------

                TOTAL                                                          $ 5,914,265          $ 7,068,317
                                                                        ===================  ==================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                                      $        61          $     5,571
    Brokerage commissions payable                                                   46,821               55,913
    Redemptions payable                                                             53,703               51,928
    Administrative fees payable                                                      1,232                1,471
                                                                        -------------------  ------------------

            Total liabilities                                                      101,817              114,883
                                                                        -------------------  ------------------

PARTNERS' CAPITAL:
  General Partners (341 and 339 Units)                                              78,258               88,018
  Limited Partners (24,986 and 26,442 Units)                                     5,734,190            6,865,416
                                                                        -------------------  ------------------

            Total partners' capital                                              5,812,448            6,953,434
                                                                        -------------------  ------------------

                TOTAL                                                          $ 5,914,265          $ 7,068,317
                                                                        ===================  ==================

NET ASSET VALUE PER UNIT

        (Based on 25,327 and 26,781 Units outstanding)                         $   229.50           $   259.64
                                                                        ===================  ==================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         For the three         For the three          For the six           For the six
                                          months ended          months ended          months ended          months ended
                                            June 30,              June 30,              June 30,              June 30,
                                              2000                  1999                  2000                  1999
                                       -------------------  ---------------------  -------------------  --------------------
REVENUES:
    Trading profits (loss):
        Realized                               $ (174,590)             $ 324,052           $ (213,593)             $ 603,901
        Change in unrealized                     (138,594)               376,246             (434,970)               157,730
                                       -------------------  ---------------------  -------------------  --------------------

            Total trading results                (313,184)               700,298             (648,563)               761,631
                                       -------------------  ---------------------  -------------------  --------------------

    Interest income                                90,628                 93,216              186,155                186,858
                                       -------------------  ---------------------  -------------------  --------------------

            Total revenues                       (222,556)               793,514             (462,408)               948,489
                                       -------------------  ---------------------  -------------------  --------------------
EXPENSES:
    Profit Shares                                       0                137,449                   61                148,442
    Brokerage commissions                         147,011                201,914              309,406                399,881
    Administrative fees                             3,868                  5,313                8,142                 10,523
                                       -------------------  ---------------------  -------------------  --------------------

            Total expenses                        150,879                344,676              317,609                558,846
                                       -------------------  ---------------------  -------------------  --------------------

NET INCOME (LOSS)                              $ (373,435)             $ 448,838           $ (780,017)             $ 389,643
                                       ===================  =====================  ===================  ====================
NET INCOME (LOSS) PER UNIT:
    Weighted average number of
        units outstanding                          25,733                 29,023               26,122                 29,764
                                       ===================  =====================  ===================  ====================
    Weighted average net
    income (loss) per Limited Partner
    and General Partner Unit                   $  (14.51)              $  15.46            $  (29.86)              $  13.09
                                       ===================  =====================  ===================  ====================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (unaudited)


                                                General            Limited
                                Units           Partner            Partners              Total
                             -------------  ----------------   -----------------    -----------------
PARTNERS' CAPITAL,
  December 31, 1998                30,829          $ 94,122         $ 8,465,489          $ 8,559,611

Redemptions                        (2,343)                -            (649,524)            (649,524)

Net Income                              -             4,649             384,994              389,643
                             -------------  ----------------   -----------------    -----------------

PARTNERS' CAPITAL,
  June 30, 1999                    28,486          $ 98,771         $ 8,200,959          $ 8,299,730
                             =============  ================   =================    =================

PARTNERS' CAPITAL,
  December 31, 1999                26,781          $ 88,018         $ 6,865,416          $ 6,953,434

Subscriptions                          50            11,475              -                    11,475

Redemptions                        (1,504)          (12,427)           (360,017)            (372,444)

Net Loss                                             (8,808)           (771,209)            (780,017)
                             -------------  ----------------   -----------------    -----------------

PARTNERS' CAPITAL,
  June 30, 2000                    25,327          $ 78,258         $ 5,734,190          $ 5,812,448
                             =============  ================   =================    =================

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of June 30, 2000, and the results of its operations for the six months ended June 30, 2000 and June 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT
         ------------------------------------------------------------------------------------
                     Jan.          Feb.        Mar.          Apr.         May          Jun.
         ------------------------------------------------------------------------------------
         1999       $264.44       $272.54     $275.86       $289.39      $279.89      $291.36
         ------------------------------------------------------------------------------------
         2000       $264.16       $258.89     $244.12       $245.36      $240.78      $229.50
         ------------------------------------------------------------------------------------

Performance Summary

January 1, 1999 to June 30, 1999
---------------------------------

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

January 1, 2000 to June 30, 2000
--------------------------------

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

April 1, 2000 to June 30, 2000

In energy trading, after a short decline, there was a price rise in crude oil and its products providing profits from long positions in crude oil, heating oil, unleaded gasoline, London gas oil.

In agricultural commodity trading, profitable long positions in sugar and short positions in coffee outweighed losses from long positions in wheat. Positions in sugar consistently returned profits throughout the quarter.

Profits on long positions in the S&P 500 and Australian all Ordinaries indices were offset by losses on short positions in the Japanese Topix, NASDAQ 100 and German DAX indices and on both sides of the Hong Kong Hang Seng index.

In metals trading, losses on short positions in aluminum and long positions in zinc outweighed profits on a short position in gold.

In the interest rates sector, the Partnership was positioned for fluctuating interest rates throughout the quarter, as losses were sustained on long positions in U.S. Treasury 5 and 10-year notes and German 5 and 10-year bonds.

The Partnership's profitable positions versus the dollar included short Danish krone, Canadian dollar and Thai baht and the Euro. Losses prevailed towards the end of the quarter. In non-dollar cross rate trading, a long position in the pound versus the Euro fluctuated throughout the period.

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

             (a)Exhibits.

             There are no exhibits required to be filed as part of this document.

             (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed during the six months of fiscal 2000.

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




                             THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP





                                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                             (General Partner)






Date: August 15, 2000                By /s/ JOHN R. FRAWLEY, JR.
                                        ------------------------
                                        John R. Frawley, Jr.
                                        Chairman, Chief Executive Officer,
                                        President and Director







Date:  August 15, 2000               By /s/ MICHAEL L. PUNGELLO
                                        -----------------------
                                        Michael L. Pungello
                                        Vice President, Chief Financial Officer
                                        and Treasurer