Form 10-Q
period 2000-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2000-11-13
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000
                               ------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from      to
                               -----  -----

Commission File Number 0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                     13-3365950
------------------------------                --------------------------------
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

                                  609-282-6996
               ---------------------------------------------------
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
                                AND JOINT VENTURE

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           September 30,        December 31,
                                                                               2000                 1999
                                                                           (unaudited)
                                                                        -------------------  -------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                                   $ 5,548,595          $ 6,714,860
    Net unrealized (loss) profit on open contracts                                (104,733)             321,369
Accrued interest                                                                    30,802               32,088
                                                                        -------------------  -------------------

                TOTAL                                                          $ 5,474,664          $ 7,068,317
                                                                        ===================  ===================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                                      $        61          $     5,571
    Brokerage commissions payable                                                   43,341               55,913
    Redemptions payable                                                            150,904               51,928
    Administrative fees payable                                                      1,140                1,471
                                                                        -------------------  -------------------

            Total liabilities                                                      195,446              114,883
                                                                        -------------------  -------------------

PARTNERS' CAPITAL:
  General Partners (341 and 339 Units)                                              76,804               88,018
  Limited Partners (23,098 and 26,442 Units)                                     5,202,414            6,865,416
                                                                        -------------------  -------------------

            Total partners' capital                                              5,279,218            6,953,434
                                                                        -------------------  -------------------

                TOTAL                                                          $ 5,474,664          $ 7,068,317
                                                                        ===================  ===================

NET ASSET VALUE PER UNIT

        (Based on 23,439 and 26,781 Units outstanding)                         $    225.23          $    259.64
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         For the three     For the three     For the nine      For the nine
                                          months ended      months ended     months ended      months ended
                                         September 30,     September 30,    September 30,     September 30,
                                              2000              1999             2000              1999
                                         ------------      -------------    -------------     -------------
REVENUES:
    Trading profits (loss):
        Realized                           $  (65,387)      $    244,128     $  (278,980)      $    848,030
        Change in unrealized                    8,839           (412,562)       (426,131)          (254,832)
                                         ------------      -------------    -------------     -------------

            Total trading results             (56,548)          (168,434)       (705,111)           593,198
                                         ------------      -------------    -------------     -------------

    Interest income                            92,769            100,398         278,924            287,256
                                         ------------      -------------    -------------     -------------

            Total revenues                     36,221            (68,036)       (426,187)           880,454
                                         ------------      -------------    -------------     -------------

EXPENSES:
    Profit Shares                                   -            (34,028)             61            114,414
    Brokerage commissions                     135,122            194,004         444,528            593,885
    Administrative fees                         3,556              5,105          11,698             15,628
                                         ------------      -------------    -------------     -------------

            Total expenses                    138,678            165,081         456,287            723,927
                                         ------------      -------------    -------------     -------------

NET INCOME (LOSS)                          $ (102,457)      $   (233,117)    $  (882,474)      $    156,527
                                         ============      =============    =============     =============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of
    units outstanding                          24,804             28,329          25,683             29,286
                                         ============      =============    =============     =============

    Weighted average net
    income (loss) per General Partner
    and Limited Partner Unit               $    (4.13)      $      (8.23)    $    (34.36)      $       5.34
                                         ============      =============    =============     =============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                              SEPTEMBER 30, 1999
                                  (unaudited)

                                                General            Limited
                                Units           Partner            Partners              Total
                             -------------  ----------------   -----------------    -----------------
PARTNERS' CAPITAL,
  December 31, 1998                30,829          $ 94,122         $ 8,465,489          $ 8,559,611

Redemptions                        (3,078)                -            (857,387)            (857,387)

Net Income                              -             1,878             154,649              156,527
                             -------------  ----------------   -----------------    -----------------

PARTNERS' CAPITAL,
  September 30, 1999               27,751          $ 96,000         $ 7,762,751          $ 7,858,751
                             =============  ================   =================    =================

PARTNERS' CAPITAL,
  December 31, 1999                26,781          $ 88,018         $ 6,865,416          $ 6,953,434

Redemptions                        (3,342)             (388)           (791,354)            (791,742)

Net Loss                                -           (10,826)           (871,648)            (882,474)
                             -------------  ----------------   -----------------    -----------------

PARTNERS' CAPITAL,
  September 30, 2000               23,439          $ 76,804         $ 5,202,414          $ 5,279,218
                             =============  ================   =================    =================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and September 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of SFAS No. 133, as amended by SFAS No. 137, had a significant effect on the financial statements, nor will the application of the provisions of SFAS No. 138 have a significant effect on the financial statements.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

----------------------------------------------------------------------------------------------------
           Jan.      Feb.      Mar.      Apr.      May      Jun.      Jul.      Aug.      Sep.
----------------------------------------------------------------------------------------------------
1999       $264.44   $272.54   $275.86   $289.39   $279.89  $291.36   $281.46   $282.95   $283.19
----------------------------------------------------------------------------------------------------
2000       $264.16   $258.89   $244.12   $245.36   $240.78  $229.50   $225.87   $231.34   $225.23
----------------------------------------------------------------------------------------------------

Performance Summary

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

In the interest rate sector of the portfolio, a loss was incurred on a short position in Japanese 10-year bonds as interest rates reversed course and fell. Short positions in U.S. Treasury 5 and 10-year notes and short-term Eurodollar deposits were also unprofitable. Short positions in European bond futures were profitable.

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

January 1, 2000 to September 30, 2000
-------------------------------------
January 1, 2000 to March 31, 2000

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

July 1, 2000 to September 30, 2000

Energy trading was slightly profitable for the Partnership during the quarter. Energy markets, which had sold off in July, resumed their uptrend with a strong rally in August and continued into September. Due to the volatility in this sector, the Partnership reduced its positions in this sector by mid quarter.

The Partnership had slight losses in agriculture mainly due to positions in sugar, cotton and coffee.

Interest rate trading was unprofitable early in the quarter as positions in 10 year British and German bonds and 5 year German bonds sustained losses. Interest rates, which have presented a difficult trading environment since February, returned to profitability in August on long positions in U.S. Treasury 5 and 10 year notes, 30 year bonds as well as short term Euro deposits. Although Japan abandoned its zero interest rate policy in August, September incurred losses in a short position in Japanese Government Bonds when the rise in Japanese long-term interest rates reversed.

Stock index futures, which were in a difficult trading environment in the first half of the year, returned to profitability in July and remained so throughout the quarter.

In July and August, currency trading versus the dollar was profitable. The Euro hit all time lows against the dollar and yen in early September, so the Partnership's short Euro positions had additional gains despite central bank intervention late in the quarter. Notwithstanding these gains, the currency trading as a whole sustained losses as a long position in the yen, a long position in the euro versus the pound and both sides of the pound/yen cross were unprofitable.

In spite of gains in long positions in copper, metals trading was unprofitable during the quarter as losses were incurred from long positions in aluminum and gold as well as both sides of zinc.

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

          (a) None.
          (b) None.
          (c) None.
          (d) None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          As part of a restructuring of Merrill Lynch's investment management operations, Merrill Lynch Investment Partners Inc. ("MLIP") and other Merrill Lynch advisory entities are being consolidated under Merrill Lynch Investment Managers, L.P. ("MLIM"), the principal Merrill Lynch investment management affiliate. MLIP is now part of MLIM's Alternative Investments group, headed by Ron Rosenberg, Managing Director and former head of Merrill Lynch's Global Hedge Fund Sales and International Fixed Income Group. Fabio Savoldelli, Managing Director and head of MLIM
          - Alternative Strategies, has assumed management responsibilities for MLIP's business, reporting to Mr. Rosenberg. In connection with this consolidation, John R. Frawley, Jr., the President of MLIP, and certain other MLIP staff members have left Merrill Lynch, effective October 20, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          There are no exhibits required to be filed as part of this document.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the nine months of fiscal 2000.

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


                      THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP



                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)






Date:  November 14, 2000           By /s/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Duly Authorized Signatory
                                      Vice President, Chief Financial Officer
                                      and Treasurer