Form 10-K405
period 2000-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2001-03-29
CIK 799824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2000
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    13-3365950
      -------------------------------             ------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                           PRINCETON CORPORATE CAMPUS
                      800 SCUDDERS MILL ROAD - SECTION 2-G
                          PLAINSBORO, NEW JERSEY 08536
                          ----------------------------
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2001, limited partnership units with an aggregate value of $6,265,094 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2000 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2000, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                       ANNUAL REPORT FOR 2000 ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I                                                                       PAGE
Item 1.      Business...........................................................................................    1

Item 2.      Properties.........................................................................................    5

Item 3.      Legal Proceedings..................................................................................    5

Item 4.      Submission of Matters to a Vote of Security Holders................................................    5


                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..............................    6

Item 6.      Selected Financial Data............................................................................    7

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............    9

Item 7A.     Quantitative and Qualitative Disclosures About Market Risks........................................   12

Item 8.      Financial Statements and Supplementary Data........................................................   13

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   13


                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.................................................   13

Item 11.     Executive Compensation.............................................................................   15

Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................   15

Item 13.     Certain Relationships and Related Transactions.....................................................   16


                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................   16

                                     PART I

ITEM 1: BUSINESS

       (a)       GENERAL DEVELOPMENT OF BUSINESS:

                 The Futures Expansion Fund Limited Partnership (the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986. Its single public offering of units of limited partnership interest ("Units") commenced on October 27, 1986, and the Fund began trading on January 2, 1987 through a joint venture (the "Joint Venture") with and under the direction of Millburn Ridgefield Corporation ("Millburn"). Millburn Ridgefield has been the Fund's sole trading advisor since inception. The Fund, through the Joint Venture, engages in the speculative trading of commodity futures, options on futures, forward contracts on currencies, financial instruments, stock indices, metals, energy and agricultural products. The Fund's objective is to achieve, through speculative trading, substantial capital appreciation over time.

                 Merrill Lynch Investment Partners Inc. ("MLIP"), organized in 1986, acts as the general partner of the Fund. Merrill Lynch Futures Inc. ("MLF") is the Fund's commodity broker. MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). MLF is an indirect wholly-owned subsidiary of Merrill Lynch. MLIP became a member of Merrill Lynch Investment Managers ("MLIM") - Alternative Investments Group during October 2000. MLIM's Alternative Investments Group creates and manages a variety of alternative investment products, including managed futures funds, hedge funds, funds of funds, exchange funds and private equity funds. MLIP is currently intending to convert to a Delaware limited liability company to be named MLIM Alternative Strategies LLC. This conversion is expected to occur during 2001.

                 As of December 31, 2000, the capitalization of the Fund was $6,275,966, and the Net Asset Value per Unit, originally $100 as of January 2, 1987, had risen to $279.65.

                 Through December 31, 2000, the highest month-end Net Asset Value per Unit was $295.54 (July 31, 1997) and the lowest was $100.05 (September 30, 1987).

       (b)       FINANCIAL INFORMATION ABOUT SEGMENTS:

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

                 One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

                 The Joint Venture Agreement between the Fund and Millburn may be terminated by MLIP, acting on behalf of the Fund, under certain circumstances involving, for example, substantial losses or changes in control of Millburn.

                 MILLBURN

                 Millburn is one of the longest operating of all active managed futures advisors. Principals of Millburn have been managing client assets in the futures and forward markets since 1972, and as of January 1, 2001 Millburn was managing approximately $572 million of client and proprietary capital in these markets. As of such date, Millburn and its affiliates were also managing over $1 billion in other disciplines.

                 Millburn uses a highly systematic trend-following approach which relies primarily on technical, market-related information. Millburn regards its strategies as long-term in nature, and gives substantial emphasis to risk management -- through, for example, analysis of leverage, implementation of "stop-loss" liquidation points on all open positions and ongoing rebalancing of portfolio commitments based on volatility risk assessments of the different markets traded.

                 Millburn implements multiple systems in analyzing each market which it trades. Only if all systems implemented in a market generate a positive trading signal will a "full position" be taken. A "full position" represents the maximum exposure that the risk control overlay in the trading system will allow in a given market based on account equity, market volatility and other factors. Because Millburn utilizes multiple trading systems, a negative signal in one system may be offset by positive signals in the other systems. Partial positions may be taken if one or more trading systems generate a neutral or negative trading signal while the other system(s) generate positive signal(s). This multi-system approach is intended to help to filter out the "whipsaw" effect which short-term "noise" price fluctuations and reversals can otherwise have on trend-following systems -- resulting in the dissipation of account equity through the frequent acquisition and liquidation of positions. The use of multiple evaluative models gives Millburn's strategy a degree of internal diversification which has the potential to increase its risk control capabilities.

                 As is the case with most trend-following systems, Millburn seeks to achieve cumulative profitability through capturing sustained price trends of significant duration and magnitude. Such trends tend to be relatively infrequent (often occurring only two to three times or less during a year in any given market). The early determination of the beginning and end of such major trends is an important feature of successful trading. Millburn's technical trading systems are designed with the objective that they will generate a trading signal when market conditions indicate a trend is likely to occur. If the trend is not subsequently confirmed or quickly reverses itself, positions are closed out in an attempt to limit capital losses. Positions which are profitable are maintained until the trading systems indicate that the trend has ended.

                 The money management principles, computer assisted research into historical trading data, and experience of the principals of Millburn are factors upon which decisions concerning the percentage of assets to be used for each market traded and the size of positions taken or maintained are based. From time to time, decisions to increase or decrease the size of a position, long or short, may be made. Such decisions also require the exercise of judgment and may include consideration of the volatility of the particular market; the pattern of price movements, both inter-day and intra-day; open interest; volume of trading; changes in spread relationships between various forward contracts; and overall portfolio balance and risk exposure.

                 With respect to the execution of trades, Millburn may rely to an extent upon the judgment of others, including dealers, bank traders and floor brokers. No assurance is given that Millburn can execute trades regularly at or near the desired buy or sell point.

                 The trading method, systems and money management principles utilized by Millburn are proprietary and confidential. The foregoing description is general and is not intended to be complete.

                 USE OF PROCEEDS AND INTEREST INCOME

                 MARKET SECTORS.

                 The Fund trades in a diversified group of markets under the direction of Millburn. Millburn can, and does, from time to time materially alter the allocation of its overall trading commitments among different market sectors. There is essentially no restriction on the commodity interests which may be traded by Millburn or the rapidity with which Millburn may alter its market sector allocations.

                 Management's discussion and analysis contains information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or in which market sectors the Fund's trading may be concentrated at any one time or over time.

                 MARKET TYPES.

                 The Fund trades on a variety of United States and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

                 Many of the Fund's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund. In its exchange of futures for physical ("EFP") trading, the Fund acquires cash currency positions through banks and dealers. The Fund pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

                 As in the case of its market sector allocations, the Fund's commitments to different types of markets-- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time.

                 The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to which markets the Fund may trade or as to how the Fund's trading may be concentrated at any one time or over time.

                 CUSTODY OF ASSETS.

                 All of the Fund's assets are currently held in CFTC-regulated customer accounts at MLF.

                 INTEREST PAID BY MERRILL LYNCH ON THE FUND'S U.S. DOLLAR AND NON-U.S. DOLLAR ASSETS.

                 The Joint Venture's U.S. dollar assets are maintained at MLF. On assets held in U.S. dollars, Merrill Lynch credits the Joint Venture with interest at the prevailing 91-day U.S. Treasury bill rate. The Joint Venture is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to the Joint Venture, from possession of such assets.

                 Merrill Lynch charges the Joint Venture Merrill Lynch's cost of financing realized and unrealized losses on the Joint Venture's non-U.S. dollar-denominated positions.

                 CHARGES

                 The following table summarizes the charges incurred by the Fund during 2000, 1999 and 1998.

                                 2000                               1999                               1998
                -------------------------------------------------------------------------------------------------------------------
                                      % of Average                       % of Average                       % of Average
                         Dollar         Month-End        Dollar             Month-End        Dollar            Month-End
       Charges           Amount         Net Assets       Amount             Net Assets       Amount           Net Assets
-----------------------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions           $    586,401        9.69%        $   761,747           9.67%       $   860,552            9.67%
Administrative Fees         15,432        0.26%             20,044           0.25%            22,646            0.25%
Profit Shares              154,404        2.55%              5,571           0.07%           118,954            1.34%
                     --------------------------------------------------------------------------------------------------------------
Total                 $    756,237       12.50%        $   787,362          10.00%       $ 1,002,152           11.26%
                     ==============================================================================================================

             ------------------------------------------------------

                 The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar assets maintained at MLF.

                 The Fund's average month-end Net Assets during 2000, 1999 and 1998 equaled $6,049,763, $7,875,768 and $8,895,563, respectively.

                 During 2000, 1999 and 1998, the Fund earned $363,374, $383,867 and $433,501 in interest income, or approximately 6.01%, 4.87% and 4.87% of the Fund's average month-end Net Assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT              NATURE OF PAYMENT              AMOUNT OF PAYMENT
MLF                    Brokerage Commissions          A flat-rate,  monthly commission of
                                                      0.7917 of 1% of the Fund's month-end
                                                      assets (a 9.50% annual rate).

                                                      During 2000, 1999, and 1998,the
                                                      round-turn (each purchase and sale
                                                      or sale and purchase of a single
                                                      futures contract)equivalent rate of
                                                      the Fund's flat-rate Brokerage
                                                      Commissions was approximately
                                                      $202, $237 and $105, respectively.

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

Millburn              Profit Share                    20% of any New Trading Profit achieved
                                                      by the Fund as of the end of each
                                                      calendar year and upon redemption of Units.


                                                      MLF pays the Millburn annual consulting
Millburn              Consulting Fees                 fees of .167 of 1% (a 2% annual rate)
                                                      of the Fund's month-end assets after
                                                      reduction for a portion of the brokerage
                                                      commissions.


MLF;                  Extraordinary expenses          Actual costs incurred; none paid to date.
 Others

                 REGULATION

                 MLIP, Millburn and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

                 The Fund's only place of business is the place of business of MLIP (Merrill Lynch Investment Partners Inc., 800 Scudders Mill Road -
Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Fund from MLIP's offices.

ITEM 3: LEGAL PROCEEDINGS

                 Merrill Lynch-- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP)-- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLIP or the Fund.

                 MLIP itself has never been the subject of any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 The Fund has never submitted any matter to a vote of its Limited Partners.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Item 5(a)

       (a)       MARKET INFORMATION:

                 There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value.

       (b)       HOLDERS:

                 As of December 31, 2000, there were 246 holders of Units, including MLIP.

       (c)       DIVIDENDS:

                 The Fund has made no distributions, nor does MLIP presently intend to make any distributions in the future.

        Item 5(b)

                 Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Fund:

                                FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR      FOR THE YEAR
                                   ENDED             ENDED             ENDED             ENDED             ENDED
                                DECEMBER 31,      DECEMBER 31,     DECEMBER 31,        DECEMBER 31,      DECEMBER 31,
INCOME STATEMENT DATA              2000              1999              1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
     Realized                   $    (92,810)   $     (160,036)   $     761,007    $       1,551,671    $   1,800,104
     Change in Unrealized            860,160            62,797         (176,383)            (102,280)         (39,401)
                               ----------------------------------------------------------------------------------------------------
     Total Trading Results           767,350           (97,239)         584,624            1,449,391        1,760,703
                               ----------------------------------------------------------------------------------------------------

Interest Income                      363,374           383,867          433,501              470,192          382,717
                               ----------------------------------------------------------------------------------------------------

     Total Revenues                1,130,724           286,628        1,018,125            1,919,583        2,143,420
                               ----------------------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions           586,401           761,747          860,552            1,022,449        1,120,320
     Administrative Fees              15,432            20,044           22,646               26,392           24,001
     Profit Shares                   154,404             5,571          118,954              278,351          206,261
                               ----------------------------------------------------------------------------------------------------
     Total Expenses                  756,237           787,362        1,002,152            1,327,192        1,350,582
                               ----------------------------------------------------------------------------------------------------

Net Income (Loss)                $   374,487     $    (500,734)  $       15,973    $         592,391    $     792,838
                               ====================================================================================================

                                DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
BALANCE SHEET DATA                    2000              1999              1998               1997              1996
-----------------------------------------------------------------------------------------------------------------------------------

Fund Net Asset Value            $     6,275,966   $      6,953,434  $      8,559,611   $      9,640,738  $   9,895,616
Net Asset Value per Unit        $        279.65   $         259.64  $         277.65   $         275.73  $      260.29
                               ----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
                                           MONTH-END NET ASSET VALUE PER UNIT
--------------------------------------------------------------------------------------------------------------------------------
           Jan.      Feb.      Mar.      Apr.      May       June      July      Aug.     Sept.      Oct.      Nov.      Dec.
--------------------------------------------------------------------------------------------------------------------------------
   1996   $252.05   $224.51   $225.51   $236.49   $219.53   $227.57   $230.17   $224.71   $230.21   $251.56   $258.55   $260.29
--------------------------------------------------------------------------------------------------------------------------------
   1997   $277.32   $292.65   $283.51   $274.35   $277.52   $277.13   $295.54   $270.69   $273.08   $266.48   $265.12   $275.73
--------------------------------------------------------------------------------------------------------------------------------
   1998   $281.99   $274.64   $277.27   $254.92   $265.04   $267.36   $250.99   $268.54   $282.27   $275.27   $271.62   $277.65
--------------------------------------------------------------------------------------------------------------------------------
   1999   $264.44   $272.54   $275.86   $289.39   $279.89   $291.36   $281.46   $282.95   $283.19   $251.12   $255.31   $259.64
--------------------------------------------------------------------------------------------------------------------------------
   2000   $264.16   $258.89   $244.12   $245.36   $240.78   $229.50   $225.87   $231.34   $225.23   $233.86   $245.75   $279.65
--------------------------------------------------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1996, even though the Units were outstanding prior to such date.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                                DECEMBER 31, 2000

   TYPE OF POOL: Single Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 2, 1987
                      AGGREGATE SUBSCRIPTIONS: $56,741,035
                       CURRENT CAPITALIZATION: $6,275,966
                   WORST MONTHLY DRAWDOWN(2): (11.32)% (10/99)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (23.79)% (8/97-9/00)

                                  -------------

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2000: $279.65

--------------------------------------------------------------------------
                      MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------
MONTH                  2000       1999       1998       1997       1996
--------------------------------------------------------------------------
January                 1.74%    (4.76)%      2.27%      6.54%      5.48%
--------------------------------------------------------------------------
February                (2.00)      3.06      (2.61)      5.53      (10.92)
--------------------------------------------------------------------------
March                   (5.70)      1.22       0.96      (3.12)       0.44
--------------------------------------------------------------------------
April                    0.51       4.90      (8.06)     (3.23)       4.87
--------------------------------------------------------------------------
May                     (1.86)     (3.28)      3.97       1.16       (7.17)
--------------------------------------------------------------------------
June                    (4.69)      4.10       0.88      (0.14)       3.66
--------------------------------------------------------------------------
July                    (1.57)     (3.40)     (6.12)      6.64        1.14
--------------------------------------------------------------------------
August                   2.42       0.53       6.99      (8.41)      (2.37)
--------------------------------------------------------------------------
September               (2.64)      0.08       5.11       0.88        2.45
--------------------------------------------------------------------------
October                  3.83     (11.32)     (2.48)     (2.42)       9.27
--------------------------------------------------------------------------
November                 5.08       1.67      (1.33)     (0.51)       2.78
--------------------------------------------------------------------------
December                13.79       1.70       2.22       4.00        0.67
--------------------------------------------------------------------------
Compound Annual         7.72%    (6.49)%      0.69%      5.93%       8.93%
Rate of Return
--------------------------------------------------------------------------

                 (1) Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Fund has no such feature.

                 (2) Worst monthly Drawdown represents the largest negative monthly Rate of Return experienced since January 1, 1996 by the Fund; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                 (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1996 from a month-end cumulative monthly Rate of Return without such cumulative monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the monthly rate of return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                 (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OPERATIONAL OVERVIEW

                 The Fund's success depends on Millburn's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world economy. Millburn's trading methods are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is its performance record, as set forth above. Unlike most operating businesses, general economic or seasonal conditions have no direct effect on the profit potential of the Fund, while, at the same time, its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. Millburn believes, however, that there are certain market conditions -- for example, markets with strong price trends -- in which the Fund has a better opportunity of being profitable than in others.

     RESULTS OF OPERATIONS

                 GENERAL

                 MLIP believes that futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than a shorter period.

                 Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but
(i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) Millburn's systems are affected differently by trending markets as well as by particular types of trends.

                 MLIP attempts to control credit risk in the Fund's futures, forward and options trading by trading only through MLF. MLF acts solely as a clearing broker to the Fund's trades; it does not advise with respect to, or direct, any such trading.

                 MLIP relies primarily on Millburn's risk management policies and strategies to control the market risk inherent in the Fund's trading. MLIP reviews the positions acquired by Millburn on a daily basis in an effort to determine whether such policies and strategies are being followed and whether the overall positions of the Fund may have become what MLIP determines as being excessively concentrated in a limited number of markets -- in which case MLIP may discuss the possibility of rebalancing or deleveraging the Fund's portfolio with Millburn. To date, however, MLIP has not intervened so as to require any rebalancing or deleveraging of Millburn's trading.

                 MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so to date and does not presently intend to do so.

     PERFORMANCE SUMMARY

                 2000

                                                               Total Trading
                                                                  Results

                     Interest Rates and Stock Indices          $    170,697
                     Agriculture                                    (81,498)
                     Currencies                                     194,973
                     Energy                                         656,942
                     Metals                                        (173,764)
                                                              ---------------
                                                                  $ 767,350
                                                              ===============

                 The Fund's overall trading strategy was profitable for the year as gains were realized in the energy, currency and interest rate and stock indices sectors. Metals and agriculture commodities trading was unprofitable. Significant gains were posted in energy trading as OPEC restricted production and subsequently demand increased, leading to higher oil and gas prices.

                 Trading in the energy sector generated the most profits for the Fund. The year began with OPEC cutting production. Inclement weather in the northeastern United States increased demand and coupled with limited supplies, caused prices to surge. Long positions in crude oil and heating oil were profitable. Energy markets, which had sold off in July, resumed their uptrend with a strong rally in August and continued into September. The run up in natural gas prices continued in December.

                 Currency trading was profitable despite the losses early in the year from non-U.S. cross currency trades in both the European and Asian markets. The Euro hit all time lows against the U.S. dollar and the yen in early September despite the European Central Bank intervention, benefiting the Fund's short Euro positions. December was quite profitable on the resurgence of the Euro versus both the U.S. dollar and yen and the weakness of the yen versus the U.S. dollar.

                 The interest rate sector posted gains for the year. In March, intermediate and long-term interest rates fell in the U.S. and Europe, leading to profitable long positions in U.S. Treasury 5 and 10-year notes and 30-year bonds and German and British 10-year bonds. Interest rates, which have presented a difficult and volatile trading environment since February, returned to profitability in August. November was very profitable as the action in global interest rates was similar to that of August and September 1998 when Russia defaulted and devalued, stock markets plunged and capital flew to the safest and most liquid government securities.

                 Trading in stock market indices sustained losses. Significant worldwide decline in equity prices occurred early in February. Stock index futures, which were in a difficult trading environment in the first half of the year, returned to profitability in July and remained so throughout the third and fourth quarters. However the gains could not offset the first half year's losses.

                 Metals trading was unprofitable for the year. Long positions in most metals, particularly copper and gold, resulted in losses. Gains were primarily realized on short positions.

                 Trading in agricultural commodities resulted in modest losses for the Fund. Long and short positions in sugar were slightly profitable, but not enough to offset losses in the cotton and wheat sectors.

               1999
                                                               Total Trading
                                                                  Results

                  Interest Rates and Stock Indices             $     51,637
                  Agriculture                                      (500,784)
                  Currencies                                         73,831
                  Energy                                            219,142
                  Metals                                             58,935
                                                              ------------------
                                                                  $ (97,239)
                                                              ==================


                 The Fund finished 1999 with gains for the year in energy, currency, stock index and metal trading. The most significant market features during the year were the bull markets in crude oil and crude oil products and the decline of the new Euro currency against the dollar. Interest rate trading was slightly unprofitable. Agricultural commodities encountered volatile whipsaw market conditions and generated losses in excess of the profits from the four profitable market sectors.

                 Energy trading produced the largest gains for the Fund in 1999. The Fund profited from heating oil, crude oil and unleaded gas. Short positions in heating oil proved most profitable for the Fund in the first quarter of the year as prices dropped to its lowest levels in more than a decade. Combined with gains in crude oil and unleaded gas, trading in heating oil losses in natural gas trading as the focus of attention in the natural gas markets declined since the end of the winter. The remainder of the year saw the Fund profit from long positions in crude oil, gas oil and unleaded gas positions as OPEC cut production to 1.716 million barrels per day, successfully limiting the worldwide supply. By year-end, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and prices hitting ten-year highs.

                 Currency trading produced modest gains for the year, aided mostly by profits from short positions versus the U.S. dollar in European currencies, specifically the Euro, Swiss franc and Danish krone. The gains were slightly offset by losses from non-U.S. dollar cross-rate trading. The European Central Bank raised the repo rate in November due to inflation pressures, which generated gains for short positions in the Euro currency. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger U.S. dollar. The Canadian dollar also underwent similar fluctuations throughout the year. Euro currency trading sustained losses as it continued to trade in the same choppy pattern that has been evident during most of 1999.

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

                 Stock Index trading was profitable during 1999 with gains in Hong Kong's Hang Seng and Japan's Topix and Nikkei indices outweighing small losses in the S&P 500 index. Stock indices continued their volatile swings throughout the year an the Dow Jones Industrial Average closed above the 10,000 and 11,000 marks during the year. S&P 500 positions generated losses during the year as the U.S. markets continued their volatile swings, which made the trading environment extremely difficult. However, the Hong Kong and Japanese stock indices recovered during the year producing gains for the Fund.

                 Interest rate trading was volatile during the year as the Federal Reserve raised interest rates three times and the Japanese government's continued desire to keep short-term rates at zero loomed over the markets throughout the year. The Fund was slightly unprofitable due to losses from Japanese ten-year bond trading and short-term Eurodollar deposits narrowly outweighed gains from U.S. and European bond and note trading. Early in the year, the yield on the Japanese government ten-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Partnership Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

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

               1998
                                                               Total Trading
                                                                  Results
                  Interest Rates and Stock Indices             $    874,177
                  Agriculture                                       (76,779)
                  Currencies                                       (434,481)
                  Energy                                            428,384
                  Metals                                           (206,677)
                                                              -----------------
                                                                  $ 584,624
                                                              =================

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

     LIQUIDITY; CAPITAL RESOURCES

                 The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, Millburn's trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund account managed by Millburn.

                 Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

                 In its trading to date, the Fund has from time to time had substantial unrealized gains and losses on its open positions. These gains or losses are received or paid on a periodic basis as part of the routine clearing cycle on exchanges or in the over-the-counter markets (the only over-the-counter market in which the Fund trades is the inter-bank forward market in currencies). In highly unusual circumstances, market illiquidity could make it difficult for Millburn to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains.

ITEM 7A:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                 Not applicable.

ITEM 8:          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 The financial statements required by this Item are included in
Exhibit 13.01.

                 The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIP promoted the Fund and is its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10:         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       10(a) and 10(b)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

                 As a limited partnership, the Fund itself has no officers or directors and is managed by MLIP. Trading decisions are made by Millburn on behalf of the Fund.

                 The directors and executive officers of MLIP and their respective business backgrounds are as follows:

RONALD S. ROSENBERG     Chairman and Director

FABIO P. SAVOLDELLI     President and Director

FRANK M. MACIOCE        Vice President and Director

STEVEN B. OLGIN         Vice President, Chief Administrative Officer
                        and Director

MICHAEL L. PUNGELLO     Vice President, Chief Financial Officer and Treasurer

                 Ronald S. Rosenberg was born in 1961. Mr. Rosenberg is Chairman and a Director of MLIP and head of the Alternative Investments Group for MLIM Americas, which creates alternative investment products and strategies for Merrill Lynch's large institutional and high net worth private clients. These products include funds of funds investing in hedge funds, private equity funds, exchange funds, as well as other specialized investment products. Most recently, Mr. Rosenberg ran the Global Hedge Fund Sales Group and International Fixed Income Groups which sold investment products to hedge funds worldwide. He joined Merrill Lynch in 1995 from JP Morgan, where he was also responsible for sales groups that sold investment products to hedge funds. Mr. Rosenberg was educated at the Wharton Business School, where he received a Master of Business Administration in Finance. He graduated Phi Beta Kappa from Rutgers University with a Bachelor of Arts in Computer Science and Economics.

                 Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is President and a Director of MLIP. He will oversee the Fund's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

                 Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Director of MLIP and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

                 Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Administrative Officer and Director of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

                 Michael L. Pungello was born in 1957. Mr. Pungello is Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

                 As of December 31, 2000, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at $68,514.

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



       (c)       IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                 None.

       (d)       FAMILY RELATIONSHIPS:

                 None.

       (e)       BUSINESS EXPERIENCE:

                 See Item 10(a)(b) above.

       (f)       INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                 None.

       (g)       PROMOTERS AND CONTROL PERSONS:

                 Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

                 The directors and officers of MLIP are remunerated by MLIP in their respective positions. The Fund does not itself have any officers, directors or employees. The Fund pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from possession of the Fund's U.S. dollar assets. The directors and officers receive no "other compensation" from the Fund, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       (a)       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                                                      Amount of Nature of
Title of Class    Name of Beneficial Owner            Beneficial Ownership            Percent of Class
--------------    ------------------------            --------------------            ----------------
Limited           Elizabeth Waterman                  1,500                           6.68%
Partnership       c/o James Waterman
Units             472 North Maple Avenue
                  Greenwich, CT  06830

       (b)       SECURITY OWNERSHIP OF MANAGEMENT:

                 As of December 31, 2000, MLIP owned 245 Units (Unit-equivalent general partnership interest), which was 1.09% of the total Units outstanding.

       (c)       CHANGES IN CONTROL:

                 None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       (a)       TRANSACTIONS BETWEEN MERRILL LYNCH AND THE FUND

                 All of the service providers to the Fund, other than Millburn, are affiliates of Merrill Lynch. Merrill Lynch negotiated with Millburn over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

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

                 In 2000 the Fund expensed: (i) Brokerage Commissions of $586,401 to MLF, which included $123,392 in consulting fees earned by Millburn; and (ii) Administrative Fees of $15,432 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from possession of a portion of the Fund's assets, as well as from foreign exchange and EFP trading.

                 See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Fund.

       (c)       INDEBTEDNESS OF MANAGEMENT:

                 The Fund is prohibited from making any loans, to management or otherwise.

       (d)       TRANSACTIONS WITH PROMOTERS:

                 Not applicable.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)1.     FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):           PAGE:

                 Independent Auditors' Report                                 1

                 Consolidated Statements of Financial
                 Condition as of December 31, 2000 and 1999                   2

                 For the years ended December 31, 2000, 1999 and 1998:
                          Consolidated Statements of Operations               3
                          Consolidated Statements of Changes
                          in Partners' Capital                                4

                 Notes to Consolidated Financial Statements                  5-9

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

       (a)3.     EXHIBITS:

                 The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION              DESCRIPTION

3.01 Amended and Restated Limited Partnership Agreement of the Fund.

EXHIBIT 3.01: Is incorporated herein by reference from Exhibit 3.01 contained in Amendment No. 1 to the Registration Statement (File No. 33-8377) filed on October 21, 1986, on Form S-1 under the Securities Act of 1933
                         (the "Registrant's Registration Statement").

3.02 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement dated March 1, 1990.

EXHIBIT 3.02 Is incorporated by reference from Exhibit 3.02 contained in the Fund's report on Form 10-K for the fiscal year ended December 31, 1989.

3.04 Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

EXHIBIT 3.04:            Is  incorporated  herein by reference  from
                         Exhibit 3.04  contained in the  Fund's  Report
                         on Form 10-Q for the Quarter ended September 30, 1995.

10.01                    Joint Venture Agreement between the Fund,
                         Merrill Lynch Investment Partners Inc. and Millburn Ridgefield Corporation.

EXHIBIT 10.01: Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's Registration Statement.

10.03                    Customer Agreement between the Joint Venture and
                         Merrill Lynch Futures Inc.

EXHIBIT 10.03: Is incorporated hereby by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.

10.05 Form of Consulting Agreement between Millburn Ridgefield Corporation and the Fund.

EXHIBIT 10.05:           Is incorporated  herein by reference from Exhibit 10.05
                         (a) contained in the Fund's Report on Form 10-K of December 31, 1987, filed on March 28, 1988.

10.06                    Foreign  Exchange Desk Service  Agreement,  dated
                         July 1, 1993 among Merrill Lynch International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

EXHIBIT 10.06:           Is  incorporated  herein by  reference  from Exhibit
                         10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., Millburn Ridgefield Corporation, the Fund and Merrill Lynch Futures.

EXHIBIT 10.07(a): Is incorporated herein by reference from Exhibit 10.07(a) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(b) Form of Amendment to the Customer Agreement among the Fund and Merrill Lynch Futures.

EXHIBIT 10.07(b): Is incorporated herein by reference from Exhibit 10.07(b) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                    2000 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:           Is filed herewith.

28.01                    Prospectus of the Fund dated October 27, 1986.

EXHIBIT 28.01: Is incorporated herein by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 33-8377) on Form S-1, on
                         October 31, 1986.


       (b)       REPORT ON FORM 8-K:

                 No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                                   THE FUTURES EXPANSION FUND LIMITED
                                   PARTNERSHIP

                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           General Partner

                                   By: /S/RONALD S. ROSENBERG
                                   Ronald S. Rosenberg
                                   Chairman and Director
                                   (Principal Executive Officer)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                     TITLE                                                      DATE
/s/Ronald S. Rosenberg        Chairman and Director                                      March 30, 2001
----------------------
Ronald S. Rosenberg           (Principal Executive Officer)

/s/Fabio Savoldelli           President and Director                                     March 30, 2001
-------------------
Fabio Savoldelli

/s/Steve Olgin                Vice President,                                            March 30, 2001
---------------------         Chief Administrative Officer and Director
Steve Olgin

/s/Michael L. Pungello        Vice President, Chief Financial Officer and Treasurer      March 30, 2001
----------------------
Michael L. Pungello           (Principal Financial and Accounting Officer)

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)


MERRILL LYNCH INVESTMENT      General Partner of Registrant                              March 30, 2001
   PARTNERS INC.

By: /s/.Ronald S. Rosenberg
   ------------------------
      Ronald S. Rosenberg

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                                 2000 FORM 10-K

                                INDEX TO EXHIBITS


                              EXHIBIT

Exhibit 13.01                 2000 Annual Report and Independent Auditors'
                              Report