Form 10-Q
period 2001-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2001-05-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 2001
                                 --------------

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

                                  609-282-6996
                     ---------------------------------------
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
                                AND JOINT VENTURE

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            March 31,    December 31,
                                                              2001          2000
                                                          (unaudited)
                                                          ------------   ------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                              $  5,935,763   $  5,413,422
    Net unrealized profit on open contracts                    831,661      1,181,558
Accrued interest                                                23,061         29,316
                                                          ------------   ------------

                TOTAL                                     $  6,790,485   $  6,624,296
                                                          ============   ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                 $    112,791   $     52,441
    Brokerage commissions payable                               53,757        154,404
    Redemptions payable                                         44,463          1,380
    Administrative fees payable                                  1,415        140,105
                                                          ------------   ------------

            Total liabilities                                  212,426        348,330
                                                          ------------   ------------

PARTNERS' CAPITAL:
  General Partner (245 and 245 Units)                           72,621         68,514
  Limited Partners (21,947 and 22,197 Units)                 6,505,438      6,207,452
                                                          ------------   ------------

            Total partners' capital                          6,578,059      6,275,966
                                                          ------------   ------------

                TOTAL                                     $  6,790,485   $  6,624,296
                                                          ============   ============

NET ASSET VALUE PER UNIT

         (Based on 22,192 and 22,442 Units outstanding)   $     296.42   $     279.65
                                                          ============   ============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                    For the three     For the three
                                     months ended      months ended
                                       March 31,        March 31,
                                         2001              2000
                                    --------------    --------------
REVENUES:
    Trading profit (loss):
        Realized                    $      922,411    $      (39,003)
        Change in unrealized              (349,249)         (296,376)
                                    --------------    --------------

            Total trading results          573,162          (335,379)
                                    --------------    --------------

    Interest income                         71,263            95,527
                                    --------------    --------------

            Total revenues                 644,425          (239,852)
                                    --------------    --------------

EXPENSES:
    Profit Shares                          112,777                61
    Brokerage commissions                  153,023           162,395
    Administrative fees                      4,027             4,274
                                    --------------    --------------

            Total expenses                 269,827           166,730
                                    --------------    --------------

NET INCOME (LOSS)                   $      374,598    $     (406,582)
                                    ==============    ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of
    General Partner and Limited
    Partner units outstanding               22,375            26,508
                                    ==============    ==============

    Net income (loss) per
    weighted average General
    Partner and Limited Partner
    Unit                            $        16.74    $       (15.34)

                                    ==============    ==============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (unaudited)

                                         General         Limited
                          Units          Partner        Partners          Total
                      ------------    ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 1999         26,781    $     88,018    $  6,865,416    $  6,953,434

Net loss                        --          (4,553)       (402,029)       (406,582)

Redemptions                   (753)        (12,427)       (180,485)       (192,912)
                      ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2000            26,028    $     71,038    $  6,282,902    $  6,353,940
                      ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2000         22,442    $     68,514    $  6,207,452    $  6,275,966

Net income                      --           4,107         370,491         374,598

Redemptions                   (250)             --         (72,505)        (72,505)
                      ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2001            22,192    $     72,621    $  6,505,438    $  6,578,059
                      ============    ============    ============    ============

See notes to consolidated financial statements.


                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of March 31, 2001, and the results of its operations for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").


2.  FAIR VALUE AND OFF-BALANCE SHEET RISK

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The application of the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the consolidated financial statements.

    SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics: (1) one or more underlyings and notional amounts or payment provisions; (2) requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and, (3) terms that require or permit net settlement. Generally, derivatives include futures, forwards, swaps, options, or other financial instruments with similar characteristics such as caps, floors and collars.

    MARKET RISK

    Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the consolidated Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

    The General Partner, Merrill Lynch Investment Partners Inc.,("MLIP") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Millburn Ridgefield Corporation (the "Trading Manager"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIP may urge the Trading Manager to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Trading Manager has begun to deviate from past practice or trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Trading Manager itself.

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

    The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included on the Consolidated Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

    The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Consolidated Statements of Financial Condition.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                       MONTH-END NET ASSET VALUE PER UNIT

                       ----------------------------------
                                Jan.      Feb.      Mar.
                       ----------------------------------
                       2000   $264.16   $258.89   $244.12
                       ----------------------------------
                       2001   $280.42   $274.51   $296.42
                       ----------------------------------


     Performance Summary

     January 1, 2001 to March 31, 2001

     Trading in the currency sector was the most profitable for the Partnership. Short Japanese yen positions were profitable in January. In March, long positions in the strengthened U.S. dollar versus the yen, Thai Baht, Singapore dollar, Euro, Swiss franc and Canadian dollar resulted in gains.

     Interest rate trading was profitable during the quarter. As interest rates generally declined, the Partnership's long positions in the Japanese and German ten-year bonds and U.S. Treasury five and ten-year notes were profitable.

     Stock index trading was moderately profitable on short positions in the S&P 500, DAX German Stock Index and Japanese Nikkei and Topix indices.

     Trading in agricultural commodities was slightly profitable, almost flat. The small gains were realized from the Partnership's short positions in cotton and sugar.

     Trading in the metals market was close to flat. Slight losses were incurred from both sides of aluminum and gold.

     The Partnership realized losses in the energy market. As energy prices rallied in January, short positions in crude oil, heating oil, unleaded gas and natural gas were unprofitable. In March, both sides of natural gas and short positions in heating oil and London gas oil sustained losses.

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

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending proceedings to which the Partnership or MLIP is a party.

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

         (b)   Reports on Form 8-K.

         There were no reports on Form 8-K filed during the three months of fiscal 2001.

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



                                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP




                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                       (General Partner)


Date: May 15, 2001                By /s/ RONALD S. ROSENBERG
                                     -----------------------
                                     Ronald S. Rosenberg
                                     Chairman and Director


Date:  May 15, 2001               By /s/ MICHAEL L. PUNGELLO
                                     -----------------------
                                     Michael L. Pungello
                                     Vice President, Chief Financial Officer
                                     and Treasurer