Form 10-Q
period 2001-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2001-08-13
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from           to
                               ---------    ---------
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

                       c/o MLIM Alternative Strategies LLC
               (formerly Merrill Lynch Investment Partners, Inc.)
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                    ------------------------------------------
              (Registrant's telephone number, including area code)

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
                                AND JOINT VENTURE

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            JUNE 30,           DECEMBER 31,
                                                                              2001                 2000
                                                                          (UNAUDITED)
                                                                       -------------------  -------------------
ASSETS

Equity in commodity futures trading accounts:
    Cash and option premiums                                                  $ 5,970,119          $ 5,413,422
    Net unrealized (loss) profit on open contracts                                141,978            1,181,558
Accrued interest                                                                   17,038               29,316
                                                                       -------------------  -------------------

                TOTAL                                                         $ 6,129,135          $ 6,624,296
                                                                       ===================  ===================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

    Profit Shares payable                                                        $ 13,321          $    52,441
    Brokerage commissions payable                                                  48,521              154,404
    Administrative fees payable                                                     1,277                1,380
    Redemptions payable                                                            29,729              140,105
                                                                       -------------------  -------------------

            Total liabilities                                                      92,848              348,330
                                                                       -------------------  -------------------

PARTNERS' CAPITAL:

General Partner (245 and 245 Units)                                                67,440               68,514
Limited Partners (21,684 and 22,197 Units)                                      5,968,847            6,207,452
                                                                       -------------------  -------------------

            Total partners' capital                                             6,036,287            6,275,966
                                                                       -------------------  -------------------

                TOTAL                                                         $ 6,129,135          $ 6,624,296
                                                                       ===================  ===================

NET ASSET VALUE PER UNIT

    (Based on 21,929 and 22,442 Units outstanding)                            $    275.27          $    279.65
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                         FOR THE THREE         FOR THE THREE          FOR THE SIX           FOR THE SIX
                                          MONTHS ENDED          MONTHS ENDED          MONTHS ENDED          MONTHS ENDED
                                            JUNE 30,              JUNE 30,              JUNE 30,              JUNE 30,
                                              2001                  2000                  2001                  2000
                                       -------------------  ---------------------  -------------------  ---------------------
REVENUES:
    Trading profits (loss):

        Realized                                $ 221,079             $ (174,590)         $ 1,143,490             $ (213,593)
        Change in unrealized                     (690,311)              (138,594)          (1,039,560)              (434,970)
                                       -------------------  ---------------------  -------------------  ---------------------

            Total trading results                (469,232)              (313,184)             103,930               (648,563)
                                       -------------------  ---------------------  -------------------  ---------------------

    Interest income                                55,640                 90,628              126,903                186,155
                                       -------------------  ---------------------  -------------------  ---------------------

            Total revenues                       (413,592)              (222,556)             230,833               (462,408)
                                       -------------------  ---------------------  -------------------  ---------------------

EXPENSES:

    Profit Shares                                 (98,418)                     -               14,359                     61
    Brokerage commissions                         149,145                147,011              302,168                309,406
    Administrative fees                             3,925                  3,868                7,952                  8,142
                                       -------------------  ---------------------  -------------------  ---------------------

            Total expenses                         54,652                150,879              324,479                317,609
                                       -------------------  ---------------------  -------------------  ---------------------

NET LOSS                                        $(468,244)            $ (373,435)         $   (93,646)            $ (780,017)
                                       ===================  =====================  ===================  =====================

NET LOSS PER UNIT:
    Weighted average number of
        units outstanding                          22,095                 25,733               22,236                 26,122
                                       ===================  =====================  ===================  =====================

    Weighted average net
    loss per Limited Partner
    and General Partner Unit                    $  (21.19)            $   (14.51)         $     (4.21)            $   (29.86)
                                       ===================  =====================  ===================  =====================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (unaudited)

                                                GENERAL            LIMITED
                                UNITS           PARTNER            PARTNERS            TOTAL
                             -------------  ----------------   -----------------  -----------------
PARTNERS' CAPITAL,
  December 31, 1999                26,781          $ 88,018         $ 6,865,416        $ 6,953,434

Subscriptions                          50            11,475                   -             11,475

Redemptions                        (1,504)          (12,427)           (360,017)          (372,444)

Net Loss                                -            (8,808)           (771,209)          (780,017)
                             -------------  ----------------   -----------------  -----------------

PARTNERS' CAPITAL,
  June 30, 2000                    25,327          $ 78,258         $ 5,734,190        $ 5,812,448
                             =============  ================   =================  =================

PARTNERS' CAPITAL,
  December 31, 2000                22,442          $ 68,514         $ 6,207,452        $ 6,275,966

Redemptions                          (513)                -            (146,033)          (146,033)

Net Loss                                -            (1,074)            (92,572)           (93,646)
                             -------------  ----------------   -----------------  -----------------

PARTNERS' CAPITAL,
  June 30, 2001                    21,929          $ 67,440         $ 5,968,847        $ 6,036,287
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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS No. 133 is further amended by SFAS No. 138,, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The application of the provisions of SFAS no. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the consolidated financial statements.

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

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the consolidated Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among such derivative instruments held by the Partnership as well as the volatility and liquidity in the markets in which the derivative instruments are traded.

     The General Partner, MLIM Alternative Strategies LLC, ("MLIM AS LLC") (formerly Merrill Lynch Investment Partners, Inc.), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. The procedures focus primarily on monitoring the trading of the Millburn Ridgefield Corporation (the "Trading Manager"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge the Trading Manager to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Trading Manager has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Trading Manager itself.

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

     The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and are included in Equity from commodity futures trading accounts in the Consolidated Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

           JAN.      FEB.      MAR.      APR.      MAY      JUN.
2000       $264.16   $258.89   $244.12   $245.36   $240.78  $229.50
2001       $280.42   $274.51   $296.42   $282.48   $283.19  $275.27

Performance Summary

JANUARY 1, 2001 TO JUNE 30, 2001
--------------------------------
January 1, 2001 to March 31, 2001

Trading in the currency sector was the most profitable for the Partnership. Short Japanese yen positions were profitable in January. In March, long positions in the strengthened U.S. dollar versus the Japanese Yen, Thai Baht, Singapore dollar, Euro, Swiss franc and Canadian dollar resulted in gains.

Interest rate trading was profitable during the quarter. As interest rates generally declined, the Partnership's long positions in the Japanese and German ten-year bonds and U.S. Treasury five and ten-year notes were profitable.

Stock index trading was moderately profitable on short positions in the S&P 500, DAX German Stock Index and Japanese Nikkei and Topix indices.

Trading in agricultural commodities was slightly profitable. The gains were realized from the Partnership's short positions in cotton and sugar.

Trading in the metals market was close to flat. Slight losses were incurred from both long and short positions of aluminum and gold.

The Partnership realized losses in the energy market. As energy prices rallied in January, short positions in crude oil, heating oil, unleaded gas and natural gas were unprofitable. In March, both long and short positions in heating oil and London gas oil sustained losses

April 1, 2001 to June 30, 2001

Energy trading was the sole successful trading strategy for the Partnership. Substantial gains were generated on short positions in natural gas. Losses were sustained on several long positions in crude oil and London gas oil.

Trading in the metals markets was moderately unsuccessful. Long and short positions in gold had mixed results. Several short positions in aluminum were unprofitable.

Trading in agricultural commodities was slightly unprofitable. Losses on both sides of sugar outweighed gains on short positions in cotton. Coffee trading was flat throughout the quarter.

Currency trading produced losses throughout the quarter. The downtrend in the Japanese yen and Euro reversed in April, leading to losses in short positions. Non U.S. dollar cross rate trading was unprofitable.

Stock index trading was unprofitable. Losses were sustained on long and short positions in all markets, particularly in the Japanese Topix, German Dax, Hong Kong Hang Seng and NASDAQ indices.

The Partnership realized losses in the interest rate sector. Declines in rates in Japan led to losses on short positions in Japanese 10-year bonds. The Federal Reserve continued to cut rates causing losses in short positions in U.S. Treasury 5 and 10-year notes and 30-year bonds.

JANUARY 1, 2000 TO JUNE 30, 2000
---------------------------------
January 1, 2000 to March 31, 2000

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

April 1, 2000 to June 30, 2000

In energy trading, there was a price rise after a short decline in crude oil and its products providing profits from long positions in crude oil, heating oil, unleaded gasoline, London gas oil.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. The change will have no impact on the Partnership's investors.

          All of the officers of MLIP continue in their former roles with MLIM AS LLC, except that also effective May 31, 2001, Ronald S. Rosenberg, formerly Chief Executive Officer of MLIP, became President of MLIM AS LLC and Fabio P. Savoldelli, formerly President of MLIP, became Chairman and Chief Executive Officer of MLIM AS LLC. In addition, each of the four directors of MLIP now serve on the board of managers of MLIM AS LLC.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)Exhibits.

          There are no exhibits required to be filed as part of this document.

          (b) Reports on Form 8-K.

          There were no reports on Form 8-K filed during the six months of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP


                                           By: MERRILL LYNCH INVESTMENT MANAGERS
                                               ALTERNATIVE STRATEGIES LLC
                                                  (General Partner)


Date: August 13, 2001                      By /s/ FABIO SAVOLDELLI
                                              --------------------
                                              Fabio Savoldelli
                                              Chairman, Chief Executive
                                              Officer and Manager


Date:  August 13, 2001                     By /s/ MICHAEL L. PUNGELLO
                                              -----------------------
                                              Michael L. Pungello
                                              Vice President, Chief Financial
                                              Officer and Treasurer