Form 10-Q
period 2001-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2001-11-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

                                  609-282-6996
                  ---------------------------------------------
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
                                AND JOINT VENTURE

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         SEPTEMBER 30,    DECEMBER 31,
                                                              2001           2000
                                                          (UNAUDITED)
                                                         -------------   -------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                             $   5,586,049   $   5,413,422
    Net unrealized profit on open contracts                     12,040       1,181,558
Accrued interest                                                15,321          29,316
                                                         -------------   -------------

                TOTAL                                    $   5,613,410   $   6,624,296
                                                         =============   =============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Profit Shares payable                                $          61   $      52,441
    Brokerage commissions payable                               44,439         154,404
    Administrative fees payable                                  1,169           1,380
    Redemptions payable                                         12,727         140,105
                                                         -------------   -------------

            Total liabilities                                   58,396         348,330
                                                         -------------   -------------

PARTNERS' CAPITAL:
  General Partner (245 and 245 Units)                           62,359          68,514
  Limited Partners (21,580 and 22,197 Units)                 5,492,655       6,207,452
                                                         -------------   -------------

            Total partners' capital                          5,555,014       6,275,966
                                                         -------------   -------------

                TOTAL                                    $   5,613,410   $   6,624,296
                                                         =============   =============

NET ASSET VALUE PER UNIT

        (Based on 21,825 and 22,442 Units outstanding)   $      254.53   $      279.65
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

                   THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                          (A DELAWARE LIMITED PARTNERSHIP)
                                  AND JOINT VENTURE
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                                 MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                     2001             2000              2001             2000
                                                 -------------    -------------    -------------    -------------
REVENUES:
    Trading profits (loss):
        Realized                                 $    (249,045)   $     (65,387)   $     894,445    $    (278,980)
        Change in unrealized                          (130,082)           8,839       (1,169,642)        (426,131)
                                                 -------------    -------------    -------------    -------------

            Total trading results                     (379,127)         (56,548)        (275,197)        (705,111)
                                                 -------------    -------------    -------------    -------------

    Interest income                                     50,490           92,769          177,393          278,924
                                                 -------------    -------------    -------------    -------------

            Total revenues                            (328,637)          36,221          (97,804)        (426,187)
                                                 -------------    -------------    -------------    -------------
EXPENSES:

    Profit Shares                                      (13,195)              --            1,164               61
    Brokerage commissions                              135,632          135,122          437,800          444,528
    Administrative fees                                  3,569            3,556           11,521           11,698
                                                 -------------    -------------    -------------    -------------

            Total expenses                             126,006          138,678          450,485          456,287
                                                 -------------    -------------    -------------    -------------

NET LOSS                                         $    (454,643)   $    (102,457)   $    (548,289)   $    (882,474)
                                                 =============    =============    =============    =============
NET LOSS PER UNIT:
    Weighted average number of General Partner
        and Limited Partner Units outstanding           21,894           24,804           22,123           25,683
                                                 =============    =============    =============    =============

    Net loss per weighted average General
       Partner and Limited Partner Unit          $      (20.77)   $       (4.13)   $      (24.78)   $      (34.36)
                                                 =============    =============    =============    =============


See notes to consolidated financial statements.

                  THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                       (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                        GENERAL       LIMITED
                         UNITS          PARTNER       PARTNERS         TOTAL
                       -----------    -----------    -----------    -----------
PARTNERS' CAPITAL,
  December 31, 1999         26,781    $    88,018    $ 6,865,416    $ 6,953,434

Net Loss                        --        (10,826)      (871,648)      (882,474)

Redemptions                 (3,342)          (388)      (791,354)      (791,742)
                       -----------    -----------    -----------    -----------

PARTNERS' CAPITAL,
  September 30, 2000        23,439    $    76,804    $ 5,202,414    $ 5,279,218
                       ===========    ===========    ===========    ===========

PARTNERS' CAPITAL,
  December 31, 2000         22,442    $    68,514    $ 6,207,452    $ 6,275,966

Net Loss                        --         (6,155)      (542,134)      (548,289)

Redemptions                   (617)            --       (172,663)      (172,663)
                       -----------    -----------    -----------    -----------

PARTNERS' CAPITAL,
  September 30, 2001        21,825    $    62,359    $ 5,492,655    $ 5,555,014
                       ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                  THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

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

The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable and are included in Equity from commodity futures trading accounts the Consolidated Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       MONTH-END NET ASSET VALUE PER UNIT

         JAN.      FEB.      MAR.      APR.      MAY      JUN.      JUL.      AUG.      SEP.
2000     $264.16   $258.89   $244.12   $245.36   $240.78  $229.50   $225.87   $231.34   $225.23
2001     $280.42   $274.51   $296.42   $282.48   $283.19  $275.27   $257.47   $264.20   $254.53

Performance Summary

JANUARY 1, 2001 TO SEPTEMBER 30, 2001
--------------------------------------
January 1, 2001 to March 31, 2001

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

July 1, 2001 to September 30, 2001

Stock index trading was profitable throughout the quarter. Global equity markets were weak prior to the September 11 terrorist attacks and dropped substantially thereafter. Short positions in the German Dax, Hong Kong Hang Seng, Japanese Topix and NASDAQ 100 indices were all profitable.

Trading in the interest rate sector was profitable after a slow start for the quarter. Short and long positions of Japanese 10-year bonds were unprofitable. Interest rates declined in the U.S. and Europe in August resulting in profits on long futures positions in U.S. Treasury 5 and 10-year notes, short-term Eurodollar deposits and British 10-year bonds. U.S. interest rates dropped after September 11 as the U.S. Federal Reserve reduced rates, flooding the system with liquidity. This benefited the Partnership's various long positions.

Metals trading was also successful. Short aluminum positions were profitable as the perception of imminent recession hurt industrial commodities. A long position in gold in September was profitable as investors flocked to gold for safety in the aftermath of the terrorist attacks.

Trading in agricultural commodities was slightly unprofitable. Small losses offset small gains as commodity prices were generally weak.

Losses were sustained in the currency markets. The Euro staged a significant comeback in July, resulting in losses in short Euro positions versus the U.S. dollar and British pound. The Bank of Japan intervened vigorously in an effort to avert Japanese yen appreciation versus the U.S. dollar and Euro, leading to losses in long Japanese yen and Euro positions.

Trading in the energy markets was unprofitable. Losses were sustained in July on various short positions when the energy markets rallied on OPEC's decision to curtail production. The Partnership had several long positions when the September 11 attacks occurred. The initial reaction to the attacks was an upward spike in price, but this promptly gave way to a perception that recession would reduce energy demand. Prices dropped sharply, resulting in losses on long positions in crude oil, heating oil, London gas oil and unleaded gasoline.

JANUARY 1, 2000 TO SEPTEMBER 30, 2000
--------------------------------------
January 1, 2000 to March 31, 2000

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

April 1, 2000 to June 30, 2000

In energy trading, after a short decline, there was a price rise in crude oil and its products providing profits from long positions in crude oil, heating oil, unleaded gasoline and London gas oil.

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

The Partnership's profitable positions versus the U.S. dollar included short Danish krone, Canadian dollar and Thai baht and the Euro. Losses prevailed towards the end of the quarter. In non-dollar cross rate trading, a long position in the British pound versus the Euro fluctuated throughout the period.

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

In July and August, currency trading versus the U.S. dollar was profitable. The Euro hit all time lows against the U.S. dollar and Japanese yen in early September, so the Partnership's short Euro positions had additional gains despite central bank intervention late in the quarter. Notwithstanding these gains, the currency trading as a whole sustained losses as a long position in the Japanese yen, a long position in the Euro versus the British pound and both sides of the pound/yen cross were unprofitable.

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

             (a)  None.
             (b)  None.
             (c)  None.
             (d)  None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate Merrill Lynch Investment Managers in a tax free reorganization. The changes had no impact on the Partnership's investors.

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

             (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed during the nine months of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP




                          By: MLIM ALTERNATIVE STRATEGIES LLC
                              (formerly Merrill Lynch Investment Partners, Inc.)
                                   (General Partner)




Date: November 15, 2001   By /s/ FABIO P. SAVOLDELLI
                             -----------------------
                             Fabio P. Savoldelli
                             Chairman, Chief Executive Officer and Manager




Date: November 15, 2001   By /s/ MICHAEL L. PUNGELLO
                             -----------------------
                             Michael L. Pungello
                             Vice President, Chief Financial Officer
                             and Treasurer