Form 10-K405
period 2001-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2002-03-28
CIK 799824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

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

                       C/O MLIM ALTERNATIVE STRATEGIES LLC
                           PRINCETON CORPORATE CAMPUS
                      800 SCUDDERS MILL ROAD - SECTION 2-G
                          PLAINSBORO, NEW JERSEY 08536
                          ----------------------------
                    (Address of principal executive offices)

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2002, limited partnership units with an aggregate value of $4,882,518 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2001 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2001, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                       ANNUAL REPORT FOR 2001 ON FORM 10-K

                                TABLE OF CONTENTS

                                    PART I                                                            PAGE
                                                                                                      ----
Item 1.       Business                                                                                  1

Item 2.       Properties                                                                                5

Item 3.       Legal Proceedings                                                                         5

Item 4.       Submission of Matters to a Vote of Security Holders                                       5


                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                     5

Item 6.       Selected Financial Data                                                                   6

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations     7

Item 7A.      Quantitative and Qualitative Disclosures About Market Risks                              11

Item 8.       Financial Statements and Supplementary Data                                              11

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     11


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                       11

Item 11.      Executive Compensation                                                                   12

Item 12.      Security Ownership of Certain Beneficial Owners and Management                           13

Item 13.      Certain Relationships and Related Transactions                                           13


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                          14

                                     PART I

ITEM 1:  BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS:

                  The Futures Expansion Fund Limited Partnership (the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on August 13, 1986. Its single public offering of units of limited partnership interest ("Units") commenced on October 27, 1986, and the Fund began trading on January 2, 1987 through a joint venture (the "Joint Venture") with and under the direction of Millburn Ridgefield Corporation ("Millburn"). Millburn has been the Fund's sole trading advisor since inception. The Fund, through the Joint Venture, engages in the speculative trading of commodity futures, options on futures, forward contracts on currencies, financial instruments, stock indices, metals, energy and agricultural products. The Fund's objective is to achieve, through speculative trading, substantial capital appreciation over time.

                  MLIM Alternative Strategies LLC ("MLIM AS LLC"), formerly Merrill Lynch Investment Partners Inc. ("MLIP"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Fund. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), the successor to Merrill Lynch Futures, Inc. ("MLF") by merger, is the Fund's commodity broker.

                  Effective May 31, 2001, MLIP converted to a Delaware limited liability company and changed its name. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate MLIM in a tax-free reorganization. All of the officers of MLIP at the time continued with their former roles with MLIM AS LLC. The changes had no impact on the Fund's investors. Effective November 2, 2001, MLF merged into its affiliate, MLPF&S, a wholly owned subsidiary of Merrill Lynch. MLPF&S became the successor party to the agreements between MLF and the Fund. The terms of the agreements remained unchanged and the merger had no effect on the terms on which the Fund's transactions were executed.

                  As of December 31, 2001, the capitalization of the Fund was $5,211,670, and the Net Asset Value per Unit, originally $100 as of January 2, 1987, had risen to $244.58.

                  Through December 31, 2001, the highest month-end Net Asset Value per Unit was $296.42 (March 31, 2001) and the lowest was $100.05 (September 30, 1987).

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

                  The Joint Venture Agreement between the Fund and Millburn may be terminated by MLIM AS LLC, acting on behalf of the Fund, under certain circumstances involving, for example, substantial losses or changes in control of Millburn.

                  MILLBURN

                  Millburn is one of the longest operating of all active managed futures advisors. Principals of Millburn have been managing client assets in the futures and forward markets since 1972, and as of January 1, 2002 Millburn was managing approximately $376 million of client and proprietary capital in these markets. As of such date, Millburn and its affiliates were also managing over $1 billion in other disciplines.

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

                  Millburn implements multiple systems in analyzing each market in which it trades. Only if all systems implemented in a market generate a positive trading signal will a "full position" be taken. A "full position" represents the maximum exposure that the risk control overlay in the trading system will allow in a given market based on account equity, market volatility and other factors. Because Millburn utilizes multiple trading systems, a negative signal in one system may be offset by positive signals in the other systems. Partial positions may be taken if one or more trading systems generate a neutral or negative trading signal while the other system(s) generate positive signal(s). This multi-system approach is intended to help filter out the "whipsaw" effect that short-term "noise" price fluctuations and reversals can otherwise have on trend-following systems -- resulting in the dissipation of account equity through the frequent acquisition and liquidation of positions. The use of multiple evaluative models gives Millburn's strategy a degree of internal diversification which has the potential to increase its risk control capabilities.

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

                  As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and non-regulated -- differ substantially from time to time, as well as over time.

                  The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to which markets the Fund may trade or as to how the Fund's trading may be concentrated at any one time or over time.

                  CUSTODY OF ASSETS.

                  All of the Fund's assets are currently held in CFTC-regulated customer accounts at MLPF&S.

                  INTEREST PAID BY MERRILL LYNCH ON THE FUND'S U.S. DOLLAR AND NON-U.S. DOLLAR ASSETS.

                  The Joint Venture's U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Joint Venture with interest at the prevailing 91-day U.S. Treasury bill rate. The Joint Venture is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to the Joint Venture, from possession of such assets.

                  Merrill Lynch charges the Joint Venture Merrill Lynch's cost of financing realized and unrealized losses on the Joint Venture's non-U.S. dollar-denominated positions.

                  CHARGES

                  The following table summarizes the charges incurred by the Fund during 2001, 2000 and 1999.

                                 2001                        2000                         1999
                     --------------------------------------------------------------------------------------
                                     % OF AVERAGE                % OF AVERAGE                 % OF AVERAGE
                         DOLLAR        MONTH-END    DOLLAR         MONTH-END     DOLLAR         MONTH-END
     CHARGES             AMOUNT       NET ASSETS    AMOUNT        NET ASSETS     AMOUNT        NET ASSETS
-----------------------------------------------------------------------------------------------------------
Brokerage             $  567,221         9.58%    $  586,401          9.69%    $  761,747          9.67%
Commissions

Administrative Fees       14,927         0.25%        15,432          0.26%        20,044          0.26%

Profit Shares              1,164         0.02%       154,404          2.55%         5,571          0.07%
                     ------------------------------------------------------------------------------------
Total                 $  583,312         9.85%    $  756,237         12.50%    $  787,362         10.00%
                     ====================================================================================

                                           ----------------------------

                  The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar assets maintained at MLPF&S.

                  The Fund's average month-end Net Assets during 2001, 2000 and 1999 equaled $5,922,361, $6,049,763 and $7,875,768, respectively.

                  During 2001, 2000 and 1999, the Fund earned $205,992, $363,374 and $383,867 in interest income, or approximately 3.48%, 6.01% and 4.87% of the Fund's average month-end Net Assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                  NATURE OF PAYMENT                 AMOUNT OF PAYMENT
---------                  -----------------                 -----------------
MLPF&S                     Brokerage Commissions             A flat-rate, monthly commission of 0.792 of
                                                             1% of the Fund's month-end assets (a 9.50%
                                                             annual rate).

                                                             During 2001, 2000, and 1999, the round-turn
                                                             (each purchase and sale or sale and purchase
                                                             of a single futures contract) equivalent
                                                             rate of the Fund's flat-rate Brokerage
                                                             Commissions was approximately $220, $202 and
                                                             $237, respectively.

MLPF&S                     Use of Fund assets                Merrill Lynch may derive an economic benefit
                                                             from the deposit of certain of the Fund's
                                                             U.S. dollar assets in accounts maintained at
                                                             MLPF&S.

MLIM AS LLC                Administrative Fees               The Fund pays MLIM AS LLC a monthly
                                                             Administrative Fee equal to 0.021 of 1% (a
                                                             0.25% annual rate) of the Fund's month-end
                                                             assets. MLIM AS LLC pays all of the Fund's
                                                             routine administrative costs.

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

Millburn                   Consulting Fees                   MLPF&S pays Millburn annual consulting fees
                                                             of .167 of 1% (a 2% annual rate) of the
                                                             Fund's month-end assets after reduction for a
                                                             portion of the brokerage commissions.

MLPF&S;                    Extraordinary expenses            Actual costs incurred; none paid to date.
Others

                  REGULATION

                  MLIM AS LLC, Millburn and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM AS LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

                  (i) through (xii)-- not applicable.

                  (xiii)  The Fund has no employees.

         (d)      FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS:

                  The Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund's revenue derived from customers in foreign countries. However, the Fund trades, from the United States, on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.

ITEM 2:  PROPERTIES

                  The Fund does not use any physical properties in the conduct of its business.

                  The Fund's only place of business is the place of business of MLIM AS LLC (MLIM Alternative Strategies LLC, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIM AS LLC performs all administrative services for the Fund from MLIM AS LLC's offices.

ITEM 3:  LEGAL PROCEEDINGS

                  Merrill Lynch -- a partner of MLIM (which is the sole member of MLIM AS LLC) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLIM AS LLC or the Fund.

                  MLIM AS LLC itself has never been the subject of any material litigation.

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

         (b)      HOLDERS:

                  As of December 31, 2001, there were 225 holders of Units, including MLIM AS LLC.

         (c)      DIVIDENDS:

                  The Fund has made no distributions, nor does MLIM AS LLC presently intend to make any distributions in the future.

         Item 5(b)

                  Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Fund:

                                      FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                         ENDED            ENDED            ENDED            ENDED            ENDED
                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
INCOME STATEMENT DATA                     2001             2000             1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
     Realized                         $    526,413     $    (92,810)    $   (160,036)    $    761,007    $   1,551,671
     Change in Unrealized                 (911,167)         860,160           62,797         (176,383)        (102,280)
                                  -------------------------------------------------------------------------------------
     Total Trading Results
                                          (384,754)         767,350          (97,239)         584,624        1,449,391
                                  -------------------------------------------------------------------------------------

Interest Income                            205,992          363,374          383,867          433,501          470,192
                                  -------------------------------------------------------------------------------------

     Total Revenues                       (178,762)       1,130,724          286,628        1,018,125        1,919,583
                                  -------------------------------------------------------------------------------------
Expenses:

     Brokerage Commissions                 567,221          586,401          761,747          860,552        1,022,449
     Administrative Fees                    14,927           15,432           20,044           22,646           26,392
     Profit Shares                           1,164          154,404            5,571          118,954          278,351
                                  -------------------------------------------------------------------------------------
     Total Expenses                        583,312          756,237          787,362        1,002,152        1,327,192
                                  -------------------------------------------------------------------------------------

Net Income (Loss)                     $   (762,074)    $    374,487     $   (500,734)     $    15,973     $    592,391
                                  =====================================================================================

                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
BALANCE SHEET DATA                        2001             2000             1999             1998             1997
-----------------------------------------------------------------------------------------------------------------------
Fund Net Asset Value                  $  5,211,670     $  6,275,966     $  6,953,434     $  8,559,611    $   9,640,738
Net Asset Value per Unit              $     244.58     $     279.65     $     259.64     $     277.65    $     275.73
                                  -------------------------------------------------------------------------------------

                                       MONTH-END NET ASSET VALUE PER UNIT
         JAN.     FEB.     MAR.    APR.      MAY     JUNE     JULY    AUG.     SEPT.    OCT.     NOV.    DEC.
  1997  $277.32  $292.65 $283.51  $274.35  $277.52  $277.13  $295.54 $270.69  $273.08  $266.48  $265.12 $275.73

  1998  $281.99  $274.64 $277.27  $254.92  $265.04  $267.36  $250.99 $268.54  $282.27  $275.27  $271.62 $277.65

  1999  $264.44  $272.54 $275.86  $289.39  $279.89  $291.36  $281.46 $282.95  $283.19  $251.12  $255.31 $259.64

  2000  $264.16  $258.89 $244.12  $245.36  $240.78  $229.50  $225.87 $231.34  $225.23  $233.86  $245.75 $279.65

  2001  $280.42  $274.51 $296.42  $282.48  $283.19  $275.27  $257.47 $264.20  $254.53  $266.70  $239.84 $244.58

Pursuant to CFTC policy, monthly performance is presented from January 1, 1997, even though the Units were outstanding prior to such date.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                                DECEMBER 31, 2001

   TYPE OF POOL: Single Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 2, 1987
                      AGGREGATE SUBSCRIPTIONS: $56,741,035
                       CURRENT CAPITALIZATION: $5,211,670
                   WORST MONTHLY DRAWDOWN(2): (11.32)% (10/99)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (23.79)% (8/97-9/00)
                                  -------------

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2001: $244.58

                           MONTHLY RATES OF RETURN(4)

MONTH                2001        2000       1999        1998        1997
January              0.27%       1.74%     (4.76%)      2.27%       6.54%

February            (2.11)      (2.00)       3.06      (2.61)       5.53

March                7.98       (5.70)       1.22       0.96       (3.12)

April               (4.70)       0.51        4.90      (8.06)      (3.23)

May                  0.25       (1.86)      (3.28)      3.97        1.16

June                (2.80)      (4.69)       4.10       0.88       (0.14)

July                (6.46)      (1.57)      (3.40)     (6.12)       6.64

August               2.62        2.42        0.53       6.99       (8.41)

September           (3.66)      (2.64)       0.08       5.11        0.88

October              4.78        3.83      (11.32)     (2.48)      (2.42)

November           (10.07)       5.08        1.67      (1.33)      (0.51)

December             1.97       13.79        1.70       2.22        4.00

Compound Annual
Rate of Return     (12.54)%      7.72%     (6.49%)      0.69%       5.93%

                  (1) Certain funds, including funds sponsored by MLIM AS LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Fund has no such feature.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1997 by the Fund; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1997 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

         RESULTS OF OPERATIONS

                  GENERAL

                  MLIM AS LLC believes that futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer period than a shorter period.

                  Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) Millburn's systems are affected differently by trending markets as well as by particular types of trends.

                  MLIM AS LLC attempts to control credit risk in the Fund's futures, forward and options trading by trading only through MLPF&S. MLPF&S acts solely as a clearing broker to the Fund's trades; it does not advise with respect to, or direct, any such trading.

                  MLIM AS LLC relies primarily on Millburn's risk management policies and strategies to control the market risk inherent in the Fund's trading. MLIM AS LLC reviews the positions acquired by Millburn on a daily basis in an effort to determine whether such policies and strategies are being followed and whether the overall positions of the Fund may have become what MLIM AS LLC determines as being excessively concentrated in a limited number of markets -- in which case MLIM AS LLC may discuss the possibility of rebalancing or deleveraging the Fund's portfolio with Millburn. To date, however, MLIM AS LLC has not intervened so as to require any rebalancing or deleveraging of Millburn's trading.

                  MLIM AS LLC may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIM AS LLC has not done so to date and does not presently intend to do so.

        PERFORMANCE SUMMARY

                  2001

                                               TOTAL TRADING
                                                  RESULTS
 Interest Rates and Stock Indices              $   449,993
 Agriculture                                      (111,393)
 Currencies                                         88,757
 Energy                                           (806,162)
 Metals                                             (5,949)
                                               ------------
                                                $ (384,754)
                                               ============

The Fund's overall trading strategy was unprofitable for 2001 as significant losses were sustained in the energy sector.

Stock index trading was the most profitable strategy for the Fund. Trading on short positions in the S&P 500 and DAX German Stock indices was successful early in the year. A mid year lull resulted in losses on both long and short positions in all markets. Global equity market continued to be weak up to the September 11 terrorist attacks and dropped substantially thereafter. Various short positions were highly profitable.

Trading in the interest rates sector was also successful for the Fund. As interest rate generally declined, the Fund's long positions in the Japanese and German ten-year bonds were profitable early in the year. By mid year, Japan and the Federal Reserve continued to cut rates, causing losses in short positions in Japanese ten-year bonds and U.S. Treasury five and ten-year notes. U.S. interest rates dropped after September 11, flooding the system with liquidity. At the end of October, the U.S. Treasury announce that no additional 30-year bonds would be auctioned. These events benefited the Fund's various long positions.

Trading in the currency sector sustained slight profits at the end of the year. In March, long positions in the strengthened U.S. dollar versus the Japanese yen, Thai baht, Singapore dollar, Euro and Canadian dollar resulted in gains. The downward trend in the Japanese yen and Euro reversed in April, leading to losses in short positions. The Bank of Japan intervened vigorously in the third quarter to avert Japanese yen appreciation versus the U.S. dollar and Euro, leading to losses in long Japanese yen and Euro positions. During December, the Japanese yen continued to weaken, resulting in gains in short Japanese yen positions versus the U.S. dollar, British pound and Euro.

Metals trading was slightly unprofitable. Trading in the metals markets was close to flat. Long and short gold and aluminum positions had mixed results throughout the year. A long gold position in September was profitable as investors flocked to gold for safety in the aftermath of the September 11 attacks.

Agricultural commodities trading sustained losses during the year. Agricultural commodity prices were generally weak. Small gains were realized in the first quarter on short positions in cotton and sugar. But these were offset by losses in short positions of coffee, cotton and sugar in the remainder of the year.

The Fund realized significant losses in the energy market. As energy prices rallied in January, short positions in crude oil, heating oil and natural gas were unprofitable. Losses were sustained in July on various short positions when the energy market rallied on OPEC's decision to curtail production. The September 11 attacks resulted in a perception that recession would reduce energy demand. Prices dropped sharply, causing losses in long positions in crude oil, heating oil, London gas oil and unleaded gasoline.

                  2000

                                               TOTAL TRADING
                                                  RESULTS
 Interest Rates and Stock Indices              $   170,697
 Agriculture                                       (81,498)
 Currencies                                        194,973
 Energy                                            656,942
 Metals                                           (173,764)
                                               ------------
                                               $   767,350
                                               ============

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

                  Currency trading was profitable despite the losses early in the year from non-U.S. cross currency trades in both the European and Asian markets. The Euro hit all time lows against the U.S. dollar and the Japanese yen in early September despite the European Central Bank intervention, benefiting the Fund's short Euro positions. December was quite profitable on the resurgence of the Euro versus both the U.S. dollar and Japanese yen and the weakness of the Japanese yen versus the U.S. dollar.

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

                  Trading in stock market indices sustained losses. Significant worldwide decline in equity prices occurred early in February. Stock index futures, which were in a difficult trading environment in the first half of the year, returned to profitability in July and remained so throughout the third and fourth quarters. However, the gains could not offset the first half year's losses.

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

                  1999

                                               TOTAL TRADING
                                                  RESULTS
 Interest Rates and Stock Indices              $    51,637
 Agriculture                                      (500,784)
 Currencies                                         73,831
 Energy                                            219,142
 Metals                                             58,935
                                               ------------
                                               $   (97,239)
                                               ============

                  The Fund finished 1999 with gains for the year in energy, currency, stock index and metal trading. The most significant market features during the year were the bull markets in crude oil and crude oil products and the decline of the new Euro currency against the U.S. dollar. Interest rate trading was slightly unprofitable. Agricultural commodities encountered volatile whipsaw market conditions and generated losses in excess of the profits from the four profitable market sectors.

                  Energy trading produced the largest gains for the Fund in 1999. The Fund profited from heating oil, crude oil and unleaded gas. Short positions in heating oil proved most profitable for the Fund in the first quarter of the year as prices dropped to their lowest levels in more than a decade. Combined with gains in crude oil and unleaded gas, trading in heating oil losses in natural gas trading as the focus of attention in the natural gas markets declined since the end of the winter. The remainder of the year saw the Fund profit from long positions in crude oil, gas oil and unleaded gas positions as OPEC cut production to 1.716 million barrels per day, successfully limiting the worldwide supply. By year-end, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and prices hitting ten-year highs.

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

                  Stock Index trading was profitable during 1999 with gains in Hong Kong's Hang Seng and Japan's Topix and Nikkei indices outweighing small losses in the S&P 500 index. Stock indices continued their volatile swings throughout the year as the Dow Jones Industrial Average closed above the 10,000 and 11,000 marks during the year. S&P 500 positions generated losses during the year as the U.S. markets continued their volatile swings, which made the trading environment extremely difficult. However, the Hong Kong and Japanese stock indices recovered during the year producing gains for the Fund.

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

         LIQUIDITY; CAPITAL RESOURCES

                  The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Millburn's trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund account managed by Millburn.

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

ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Net Income by Quarter
Eight Quarters through December 31, 2001

                        FOURTH        THIRD        SECOND        FIRST       FOURTH       THIRD     SECOND          FIRST
                       QUARTER       QUARTER       QUARTER      QUARTER     QUARTER      QUARTER    QUARTER        QUARTER
                         2001         2001          2001         2001         2000        2000       2000           2000
                         ----         ----          ----         ----         ----        ----       ----           ----
Total Income        $   (80,957)  $ (328,637)  $  (413,592)  $  644,425  $ 1,556,911  $   36,221  $ (222,556)  $  (239,852)
Total Expenses          132,827      126,006        54,652      269,828      299,950     138,678     150,879       166,730
                    --------------------------------------------------------------------------------------------------------
Net Income          $  (213,784)  $ (454,643)  $  (468,244)  $  374,597  $ 1,256,961  $ (102,457) $ (373,435)  $  (406,582)
Net Income per Unit $     (9.91)  $   (20.77)  $    (21.19)  $    16.78  $     54.12  $    (4.13) $   (14.51)  $    (15.34)

                  The financial statements required by this Item are included in
Exhibit 13.01.

                  The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIM AS LLC promoted the Fund and is its controlling person.

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

                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         10(a) and 10(b)   IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

                  As a limited partnership, the Fund itself has no officers or directors and is managed by MLIM AS LLC. Trading decisions are made by Millburn on behalf of the Fund.

                  The managers and executive officers of MLIM AS LLC and their respective business backgrounds are as follows:

FABIO P. SAVOLDELLI    Chairman, Chief Executive Officer and Manager

ROBERT M. ALDERMAN     Manager

FRANK M. MACIOCE       Vice President and Manager

STEVEN B. OLGIN        Vice President, Chief Administrative Officer and Manager

MICHAEL L. PUNGELLO    Vice President, Chief Financial Officer and Treasurer

                  Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Chairman, Chief Executive Officer and a Manager of MLIM AS LLC. He oversees the Partnership's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

Effective March 1, 2002, Mr. Robert M. Alderman was elected a manager of MLIM AS LLC. Mr. Alderman was born in 1960. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University. Mr. Alderman was elected as a Manager effective
March 1, 2002.

                  Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Manager of MLIM AS LLC and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

                  Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Adminstrative Officer and a Manager of MLIM AS LLC. He joined MLIM AS LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

                  Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLIM AS LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

                  As of December 31, 2001, the principals of MLIM AS LLC had no investment in the Fund, and MLIM AS LLC's general partner interest in the Fund was valued at $56,008.

                  MLIM AS LLC acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Futures Investments L.P., ML Futures Investments II L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIM AS LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM AS LLC effectively manage them as officers and directors of such funds.

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                  None.

         (d)      FAMILY RELATIONSHIPS:

                  None.

         (e)      BUSINESS EXPERIENCE:

                  See Items 10(a) and (b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                  None.

         (g)      PROMOTERS AND CONTROL PERSONS:

                  Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION

                  The managers and officers of MLIM AS LLC are remunerated by MLIM AS LLC in their respective positions. The Fund does not itself have any officers, directors or employees. The Fund pays Brokerage Commissions to an affiliate of MLIM AS LLC and Administrative Fees to MLIM AS LLC. MLIM AS LLC or its affiliates may also receive certain economic benefits from possession of the Fund's U.S. dollar assets. The managers and officers receive no "other compensation" from the Fund, and the managers receive no compensation for serving as managers of MLIM AS LLC. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIM AS LLC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                                                     AMOUNT AND NATURE OF
TITLE OF CLASS    NAME OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP       PERCENT OF CLASS
--------------    ------------------------           --------------------       ----------------
Limited           Elizabeth Waterman                 1,500                      7.03%
Partnership       c/o James Waterman
Units             472 North Maple Avenue
                  Greenwich, CT  06830

         (b)      SECURITY OWNERSHIP OF MANAGEMENT:

                  As of December 31, 2001, MLIM AS LLC owned 229 Units (Unit-equivalent general partnership interest), which was 1.07% of the total Units outstanding.

         (c)      CHANGES IN CONTROL:

                  None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)      TRANSACTIONS BETWEEN MERRILL LYNCH AND THE FUND

                  All of the service providers to the Fund, other than Millburn, are affiliates of Merrill Lynch. Merrill Lynch negotiated with Millburn over the level of its advisory fees and Profit Shares. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arms-length bargaining.

                  The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

                  Within the Merrill Lynch organization, MLIM AS LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIM AS LLC controls the management of the Fund and serves as its promoter. Although MLIM AS LLC has not sold any assets, directly or indirectly, to the Fund, MLIM AS LLC makes substantial profits from the Fund due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLIM AS LLC or any of its principals and the Fund.

                  MLIM AS LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC is ultimately paid back for these expenditures from the revenues it receives from the Fund.

         (b)      CERTAIN BUSINESS RELATIONSHIPS:

                  MLPF&S, an affiliate of MLIM AS LLC, acts as the principal commodity broker for the Fund.

                  In 2001, the Fund expensed: (i) Brokerage Commissions of $567,221 to MLPF&S, which included $119,415 in consulting fees earned by Millburn; and (ii) Administrative Fees of $14,927 to MLIM AS LLC. In addition, MLIM AS LLC and its affiliates may have derived certain economic benefits from possession of a portion of the Fund's assets, as well as from foreign exchange and EFP trading.

                  See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIM AS LLC affiliates and the Fund.

         (c)      INDEBTEDNESS OF MANAGEMENT:

                  The Fund is prohibited from making any loans, to management or otherwise.

         (d)      TRANSACTIONS WITH PROMOTERS:

                  Not applicable.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.    FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):                                     PAGE:
                  Independent Auditors' Report                                                           1

                  Financial Statements:
                  Consolidated Statements of Financial Condition as of
                  December 31, 2001 and 2000                                                             2

                  Consolidated Statements of Operations For the years ended
                  December 31, 2001, 2000 and 1999                                                       3

                  Consolidated Statements of Changes in Partners' Capital For
                  the years ended December 31, 2001, 2000 and 1999                                       4

                  Consolidated Financial Data Highlights for the year ended
                  December 31, 2001.                                                                     5

                  Notes to Consolidated Financial Statements                                          6-10

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

10.01 Joint Venture Agreement between the Fund, MLIM AS LLC and Millburn Ridgefield Corporation.

EXHIBIT 10.01: Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's Registration Statement.

10.03             Customer Agreement between the Joint Venture and
                  MLPF&S.

EXHIBIT 10.03: Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.

10.05 Form of Consulting Agreement between Millburn Ridgefield Corporation and the Fund.

EXHIBIT 10.05: Is incorporated herein by reference from Exhibit 10.05(a) contained in the Fund's Report on Form 10-K of December 31, 1987, filed on March 28, 1988.

10.06 Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM AS LLC, MLPF&S and the Fund.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among MLIM AS LLC, Millburn Ridgefield Corporation, the Fund and MLPF&S.

EXHIBIT 10.07(a): Is incorporated herein by reference from Exhibit 10.07(a)
                  contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(b) Form of Amendment to the Customer Agreement among the Fund and MLPF&S.

EXHIBIT 10.07(b): Is incorporated herein by reference from Exhibit 10.07(b)
                  contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01             2001 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:    Is filed herewith.

28.01             Prospectus of the Fund dated October 27, 1986.

EXHIBIT 28.01: Is incorporated herein by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 33-8377) on Form S-1, on October 31, 1986.

         (b)      REPORT ON FORM 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE FUTURES EXPANSION FUND LIMITED
                           PARTNERSHIP

                           By: MLIM ALTERNATIVE STRATEGIES LLC
                               (formerly Merrill Lynch Investment Partners Inc.)
                                   General Partner

                           By: /s/Fabio P. Savoldelli
                               -----------------------
                               Fabio P. Savoldelli
                               Chairman, Chief Executive Officer and Manager (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                      TITLE                                                        DATE
---------                      -----                                                        ----
/s/Fabio P. Savoldelli         Chairman, Chief Executive Officer and Manager                 March 29, 2002
----------------------         (Principal Executive Officer)
Fabio P. Savoldelli

/s/Robert M. Alderman          Manager                                                      March 29, 2002
----------------------
Robert M. Alderman

/s/Steven B. Olgin             Vice President, Chief Administrative Officer and Manager    March 29, 2002
------------------
Steven B. Olgin

/s/Michael L. Pungello         Vice President, Chief Financial Officer and Treasurer        March 29, 2002
----------------------         (Principal Financial and Accounting Officer)
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of MLIM Alternative Strategies LLC)

MLIM ALTERNATIVE STRATEGIES           General Partner of Registrant                         March 29, 2002
   LLC

By: /s/Fabio P. Savoldelli
    ----------------------
    Fabio P. Savoldelli

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                                 2001 FORM 10-K

                                INDEX TO EXHIBITS


                  EXHIBIT

Exhibit 13.01     2001 Annual Report and Independent Auditors' Report