Form 10-Q
period 2002-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2002-05-15
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002
                                 --------------

         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934-

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                   13-3365950
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                       c/o MLIM Alternative Strategies LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                                 --------------
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
                                AND JOINT VENTURE

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                MARCH 31,       DECEMBER 31,
                                                                  2002              2001
                                                               (unaudited)
                                                             --------------    --------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                 $    5,055,686    $    4,975,783
    Net unrealized profit (loss) on open contracts                  (76,471)          270,389
Accrued interest                                                      7,580             8,190
                                                             --------------    --------------

                TOTAL                                        $    4,986,795    $    5,254,362
                                                             ==============    ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                            $       39,478    $       41,597
    Administrative fees payable                                       1,039             1,095
    Redemptions payable                                              76,358          -
                                                             --------------    --------------

            Total liabilities                                       116,875            42,692
                                                             --------------    --------------

PARTNERS' CAPITAL:
  General Partner (229 and 229 Units)                                54,643            56,008
  Limited Partners (20,180 and 21,080 Units)                      4,815,277         5,155,662
                                                             --------------    --------------

            Total partners' capital                               4,869,920         5,211,670
                                                             --------------    --------------

                TOTAL                                        $    4,986,795    $    5,254,362
                                                             ==============    ==============

NET ASSET VALUE PER UNIT

         (Based on 20,409 and 21,309 Units outstanding)      $       238.62    $       244.58
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    FOR THE THREE         FOR THE THREE
                                                     MONTHS ENDED         MONTHS ENDED
                                                       MARCH 31,            MARCH 31,
                                                         2002                 2001
                                                   ---------------       ---------------
REVENUES
Trading profits (loss):
    Realized                                   $           327,561       $       922,411
    Change in unrealized                                  (346,882)             (349,249)
                                                   ---------------       ---------------

        Total trading results                              (19,321)              573,162
                                                   ---------------       ---------------

Interest income                                             20,794                71,263
                                                   ---------------       ---------------

        Total revenues                                       1,473               644,425
                                                   ---------------       ---------------

EXPENSES
Profit shares                                              -                     112,777
Brokerage commissions                                      121,212               153,023
Administrative fees                                          3,190                 4,027
                                                   ---------------       ---------------

        Total expenses                                     124,402               269,827
                                                   ---------------       ---------------

NET INCOME (LOSS)                                  $      (122,929)      $       374,598
                                                   ===============       ===============

NET INCOME (LOSS) PER UNIT:
   Weighted average number of General Partner
   and Limited Partners Units outstanding                   20,973                22,325
                                                   ===============       ===============


   Net income (loss) per weighted average
   General Partner and Limited Partner Unit        $         (5.86)      $         16.78
                                                   ===============       ===============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

                                                   GENERAL              LIMITED
                              UNITS                PARTNER              PARTNERS                 TOTAL
                         ---------------       ---------------       ---------------       ---------------
PARTNERS' CAPITAL,
  December 31, 2000               22,442       $        68,514       $     6,207,452       $     6,275,966

Net income                             -                 4,107               370,491               374,598

Redemptions                         (250)                    -               (72,505)              (72,505)
                         ---------------       ---------------       ---------------       ---------------

PARTNERS' CAPITAL,
  March 31, 2001                  22,192       $        72,621       $     6,505,438       $     6,578,059
                         ===============       ===============       ===============       ===============

PARTNERS' CAPITAL,
  December 31, 2001               21,309       $        56,008       $     5,155,662       $     5,211,670

Net loss                               -                (1,365)             (121,564)             (122,929)

Redemptions                         (900)                    -              (218,821)             (218,821)
                         ---------------       ---------------       ---------------       ---------------

PARTNERS' CAPITAL,
  March 31, 2002                  20,409       $        54,643       $     4,815,277       $     4,869,920
                         ===============       ===============       ===============       ===============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                        (A DELAWARE LIMITED PARTNERSHIP)
                                AND JOINT VENTURE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of March 31, 2002, and the results of its operations for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Annual Report").


2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

      The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

      MLIM Alternative Strategies LLC ("MLIM AS LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Trading Manager, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge the Trading Manager to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Trading Manager has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Trading Manager itself.

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

      The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Consolidated Statements of Financial Condition. The Partnership attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

      The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity from commodity futures trading accounts in the Consolidated Statements of Financial Condition.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT
                   -----------------------------------------
                               JAN.      FEB.      MAR.
                   -----------------------------------------
                    2001       $280.42   $274.51   $296.42
                   -----------------------------------------
                    2002       $248.80   $236.53   $238.62
                   -----------------------------------------

      Performance Summary

      January 1, 2002 to March 31, 2002

      Trading in the energy sector was the most profitable strategy for the Partnership. Trading was volatile throughout the quarter. In March, there was a sharp upsurge in energy prices based on expectations of global economic recovery and trepidation regarding the possible impact of Middle East violence on energy supply. Long positions in crude oil, heating oil, unleaded gasoline, London gas oil and natural gas were profitable.

      The interest sector was up slightly for the quarter. In January, significant profits on a short position in Japanese ten year bonds was offset by losses on short positions in German five and ten year bonds, British ten year bonds and U.S. Treasury five and ten year notes. In February, interest rates moderated slightly in the U.S. resulting in profits on long positions in short-term eurodollar deposits and U.S. Treasury five year notes. In March, interest rates in Europe and the U.S. rose as economic activity began to improve. This resulted in profits on short positions in German five and ten year bonds and British ten year bonds. Long-term interest rates fell in Japan resulting in profits on a long position in ten year Japanese bonds.

      Metal trading was almost flat for the quarter. In January, small losses were sustained on long positions in gold, zinc and aluminum. In February, long positions in copper and aluminum resulted in marginal losses. In March, small profits on long positions in gold, zinc and copper were offset by a small loss on a long position in aluminum.

      Stock index trading posted losses on difficult market conditions. In January, gains on short positions in the S&P 500 and Japanese Topix were narrowly outweighed by losses on long positions in the German DAX, Hong Kong Hang Seng, NASDAQ 100 and Japanese Nikkei.
      In February, short positions in the NASDAQ 100 and Hong Kong Hang Seng were profitable but were offset by losses on short positions in the Japanese Topix and Nikkei. In March, both sides of the Hong Kong Hang Seng were unprofitable.

      Trading in agricultural commodities was unprofitable for the quarter. In January, a long position in sugar was unprofitable. In February, a long position in cotton and short positions in coffee and sugar resulted in marginal losses. In March, short positions in sugar and cotton were unprofitable while a long position in coffee resulted in a small gain.

      Trading in the currencies sector incurred losses for the Partnership. In January, the U.S. dollar strengthened considerably, particularly versus the Japanese yen. Short positions in the Japanese yen, Euro and Swiss franc were profitable early on. In February, the U.S. dollar sold off against major currencies and losses were sustained on short positions in the Japanese yen, Euro and Swiss franc. The currency markets presented a volatile and difficult environment in March. Short positions versus the U.S. dollar in the Swiss franc and Euro were unprofitable, as were long and short positions of the Japanese yen.

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

      The Partnership realized losses in the energy market. As energy prices rallied in January, short positions in crude oil, heating oil, unleaded gas and natural gas were unprofitable. In March, both long and short positions in heating oil and London gas oil sustained losses.

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

            (a) None.
            (b) None.
            (c) None.
            (d) None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             Effective March 1, 2002, Mr. Robert Alderman was elected a manager of MLIM Alternative Strategies LLC, the Partnership's General Partner. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. In this capacity, he is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge fund, private equity opportunities, managed futures and exchange funds.

Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits.

             There are no exhibits required to be filed as part of this document.

             (b) Reports on Form 8-K.

             There were no reports on Form 8-K filed during the three months of fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP



                            By:  MLIM ALTERNATIVE STRATEGIES LLC
                                   (General Partner)


Date: May 15, 2002          By /s/ FABIO P. SAVOLDELLI
                               ------------------------
                               Fabio P. Savoldelli
                               Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  May 15, 2002         By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer
                               (Principal Financial and Accounting Officer)