Form 10-Q
period 2002-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2002-08-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

            Delaware                                                       13-3365950
-----------------------------------                           ----------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                              June 30,                 December 31,
                                                                                2002                       2001
                                                                            (unaudited)
                                                                        ---------------------       -------------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and option premiums                                            $          4,552,130        $        4,975,783
    Net unrealized profit on open contracts                                          809,522                   270,389
Accrued interest                                                                       6,836                     8,190
                                                                        ---------------------       -------------------

                TOTAL                                                   $          5,368,488        $        5,254,362
                                                                        =====================       ===================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Profit Shares payable                                               $             35,114        $                -
    Brokerage commissions payable                                                     42,500                    41,597
    Administrative fees payable                                                        1,119                     1,095
                                                                        ---------------------       -------------------

            Total liabilities                                                         78,733                    42,692
                                                                        ---------------------       -------------------

PARTNERS' CAPITAL:
  General Partner (229 and 229 Units)                                                 61,387                    56,008
  Limited Partners (19,504 and 21,080 Units)                                       5,228,368                 5,155,662
                                                                        ---------------------       -------------------

            Total partners' capital                                                5,289,755                 5,211,670
                                                                        ---------------------       -------------------

                TOTAL                                                   $          5,368,488        $        5,254,362
                                                                        =====================       ===================

NET ASSET VALUE PER UNIT

        (Based on 19,733 and 21,309 Units outstanding)                  $             268.07        $           244.58
                                                                        =====================       ===================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                 For the three       For the three         For the six          For the six
                                                 months ended        months ended         months ended         months ended
                                                   June 30,             June 30,            June 30,              June 30,
                                                     2002                 2001                2002                  2001
                                                 --------------      ---------------      --------------       ---------------
REVENUES:
    Trading profits (loss):

        Realized                                 $    (174,905)      $      221,079       $     152,656        $    1,143,490
        Change in unrealized                           886,000             (690,311)            539,118            (1,039,560)
                                                 --------------      ---------------      --------------       ---------------

            Total trading results                      711,095             (469,232)            691,774               103,930
                                                 --------------      ---------------      --------------       ---------------

    Interest income                                     21,156               55,640              41,950               126,903
                                                 --------------      ---------------      --------------       ---------------

            Total revenues                             732,251             (413,592)            733,724               230,833
                                                 --------------      ---------------      --------------       ---------------

EXPENSES:
    Profit Shares                                       35,114              (98,418)             35,114                14,359
    Brokerage commissions                              117,370              149,145             238,582               302,168
    Administrative fees                                  3,089                3,925               6,279                 7,952
                                                 --------------      ---------------      --------------       ---------------

            Total expenses                             155,573               54,652             279,975               324,479
                                                 --------------      ---------------      --------------       ---------------

NET INCOME (LOSS)                                $     576,678       $     (468,244)      $     453,749        $      (93,646)
                                                 ==============      ===============      ==============       ===============

NET LOSS PER UNIT:
    Weighted average number of General Partner
        and Limited Partner units outstanding           20,082               22,095              20,529                22,236
                                                 ==============      ===============      ==============       ===============

    Net income (loss) per weighted
        average Limited Partner and
        General Partner Unit                     $       28.72       $       (21.19)      $       22.10        $        (4.21)
                                                 ==============      ===============      ==============       ===============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
                 For the six months ended June 30, 2002 and 2001
                 -----------------------------------------------
                                   (unaudited)

                                                                   General                 Limited
                                              Units                Partner                 Partners                Total
                                          --------------       ----------------        -----------------      -----------------
PARTNERS' CAPITAL,
  December 31, 2000                              22,442        $        68,514         $      6,207,452       $      6,275,966

Redemptions                                        (513)                     -                 (146,033)              (146,033)

Net Loss                                              -                 (1,074)                 (92,572)               (93,646)
                                          --------------       ----------------        -----------------      -----------------

PARTNERS' CAPITAL,
  June 30, 2001                                  21,929        $        67,440         $      5,968,847       $      6,036,287
                                          ==============       ================        =================      =================

PARTNERS' CAPITAL,
  December 31, 2001                              21,309        $        56,008         $      5,155,662       $      5,211,670

Redemptions                                      (1,576)                     -                 (375,664)              (375,664)

Net Income                                            -                  5,379                  448,370                453,749
                                          --------------       ----------------        -----------------      -----------------

PARTNERS' CAPITAL,
  June 30, 2002                                  19,733        $        61,387         $      5,228,368       $      5,289,755
                                          ==============       ================        =================      =================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks.

      Market Risk
      -----------

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

      The General Partner, MLIM Alternative Strategies LLC ("MLIM AS LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Millburn Ridgefield Corporation (the "Trading Manager"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge the Trading Manager to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Trading Manager has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Trading Manager itself.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                 MONTH-END NET ASSET VALUE PER UNIT
----------------------------------------------------------------------
           Jan.      Feb.      Mar.      Apr.      May      Jun.
----------------------------------------------------------------------
2001       $280.42   $274.51   $296.42   $282.48   $283.19  $275.27
----------------------------------------------------------------------
2002       $248.80   $236.53   $238.62   $227.03   $236.14  $268.07
----------------------------------------------------------------------


Performance Summary

JANUARY 1, 2002 to JUNE 30, 2002
--------------------------------

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

The interest sector was up slightly for the quarter. In January, significant profits on a short position in Japanese ten-year bonds was offset by losses on short positions in German five and ten-year bonds, British ten-year bonds and U.S. Treasury five and ten-year notes. In February, interest rates moderated slightly in the U.S. resulting in profits on long positions in short-term eurodollar deposits and U.S. Treasury five-year notes. In March, interest rates in Europe and the U.S. rose as economic activity began to improve. This resulted in profits on short positions in German five and ten-year bonds and British ten-year bonds. Long-term interest rates fell in Japan resulting in profits on a long position in ten-year Japanese bonds.

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

April 1, 2002 to June 30, 2002

Profits resulting from trading in the currency sector provided the Partnership with a rate of return of over 17% (on the total net assets of the Partnership) for the second quarter. The decline in the U.S. dollar continued through June unabated. Positions versus the U.S. dollar were profitable as were non-U.S. dollar cross trades involving the Euro.

The interest rate sector was profitable for the Partnership despite its slow start. The Partnership entered the quarter positioned for rising U.S. and European interest rates. As rates declined, losses were sustained on short positions. Positions were corrected in the quarter. Despite the weakening U.S. dollar, interest rates on U.S. Treasuries fell on concerns about the economic recovery and declines in the stock market in May and June. Long positions brought in sizable profits.

The trading in stock indices found profits from its short positions in the NASDAQ 100, German DAX, Hong Kong's Hang Seng, and Japanese Topix index futures. June was a difficult month for stocks globally. The S&P 500 lost over 7% and the NASDAQ lost over 9%.

The metals sector sustained slight losses for the quarter. In June, the uptrend in gold reversed and losses were sustained on a long position eliminating profits earned earlier in the quarter. Trading activity was also in the zinc, copper and aluminum markets.

Losses were experienced in the agricultural commodities markets. Long positions in sugar and short positions in corn futures were mostly to blame.

Energy futures experienced whipsaw markets and trading brought in losses for the Partnership. The rally in petroleum prices corrected in April and the run up had completely reversed by May.

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

The Partnership realized losses in the interest rate sector. Declines in rates in Japan led to losses on short positions in Japanese ten-year bonds. The Federal Reserve continued to cut rates causing losses in short positions in U.S. Treasury five and ten-year notes and 30-year bonds.

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

             (b)  Reports on Form 8-K.

             There were no reports on Form 8-K filed during the six months of fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
..




                                By:  MLIM ALTERNATIVE STRATEGIES LLC
                                          (General Partner)


Date: August 15, 2002           By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  August 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

         Form of Certification Pursuant to Section 1350 of Chapter 63
                    of Title 18 of the United States Code

We, Fabio P. Savoldelli and Michael L. Pungello, the chief executive officer and chief financial officer, respectively, of MLIM Alternative Strategies LLC, general partner of The Futures Expansion Fund Limited Partnership, certify that
(i) the quarterly report Form 10-Q fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.

Date: August 15, 2002           By /s/ FABIO P. SAVOLDELLI
                                   -----------------------
                                   Fabio P. Savoldelli
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  August 15, 2002          By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)