Form 10-Q
period 2002-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2002-11-13
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                                   609-282-6996
                  ----------------------------------------------
               (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                                AND JOINT VENTURE
                                -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                       September 30,         December 31,
                                                           2002                 2001
                                                        (unaudited)
                                                    -------------------  -------------------
ASSETS
------
Equity in commodity futures trading accounts:

    Cash and option premiums                         $       5,826,136    $       4,975,783
    Net unrealized profit on open contracts                    409,396              270,389
Accrued interest                                                 8,077                8,190
                                                    -------------------  -------------------

        TOTAL                                        $       6,243,609    $       5,254,362
                                                    ===================  ===================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:

 Profit Shares payable                               $         234,750    $               -
 Brokerage commissions payable                                  49,428               41,597
 Administrative fees payable                                     1,301                1,095
 Redemptions payable                                            16,803                    -
                                                    -------------------  -------------------

    Total liabilities                                          302,282               42,692
                                                    -------------------  -------------------

PARTNERS' CAPITAL:

General Partner (229 and 229 Units)                             69,959               56,008
Limited Partners (19,219 and 21,080 Units)                   5,871,368            5,155,662
                                                    -------------------  -------------------

    Total partners' capital                                  5,941,327            5,211,670
                                                    -------------------  -------------------

        TOTAL                                        $       6,243,609    $       5,254,362
                                                    ===================  ===================

NET ASSET VALUE PER UNIT

   (Based on 19,448 and 21,309 Units outstanding)    $          305.50    $          244.58
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------
                                AND JOINT VENTURE
                                -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)


                                                    For the three        For the three        For the nine         For the nine
                                                     months ended         months ended         months ended        months ended
                                                    September 30,        September 30,        September 30,       September 30,
                                                         2002                 2001                2002                 2001
                                                   -----------------   -------------------  ------------------  -------------------
REVENUES:
    Trading profits (loss):
        Realized                                    $     1,454,921     $        (249,045)   $      1,607,577    $         894,445
        Change in unrealized                               (399,966)             (130,082)            139,152           (1,169,642)
                                                   -----------------   -------------------  ------------------  -------------------

            Total trading results                         1,054,955              (379,127)          1,746,729             (275,197)
                                                   -----------------   -------------------  ------------------  -------------------

    Interest income                                          23,910                50,490              65,860              177,393
                                                   -----------------   -------------------  ------------------  -------------------

            Total revenues                                1,078,865              (328,637)          1,812,589              (97,804)
                                                   -----------------   -------------------  ------------------  -------------------

EXPENSES:
    Profit Shares                                           200,949               (13,195)            236,063                1,164
    Brokerage commissions                                   140,828               135,632             379,410              437,800
    Administrative fees                                       3,706                 3,569               9,985               11,521
                                                   -----------------   -------------------  ------------------  -------------------

            Total expenses                                  345,483               126,006             625,458              450,485
                                                   -----------------   -------------------  ------------------  -------------------

NET INCOME (LOSS)                                   $       733,382     $        (454,643)   $      1,187,131    $        (548,289)
                                                   =================   ===================  ==================  ===================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
     and Limited Partner Units outstanding                   19,580                21,894              20,213               22,123
                                                   =================   ===================  ==================  ===================

    Net income (loss) per weighted average
       General Partner and Limited Partner Unit     $         37.46     $          (20.77)   $          58.73    $          (24.78)
                                                   =================   ===================  ==================  ===================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------
                                AND JOINT VENTURE
                                -----------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
              For the nine months ended September 30, 2002 and 2001
              -----------------------------------------------------
                                   (unaudited)

                                                     General            Limited
                                      Units           Partner           Partners            Total
                                  -------------- -----------------  -----------------  -----------------
PARTNERS' CAPITAL,
  December 31, 2000                      22,442   $        68,514    $     6,207,452    $     6,275,966

Net Loss                                      -            (6,155)          (542,134)          (548,289)

Redemptions                                (617)                -           (172,663)          (172,663)
                                  -------------- -----------------  -----------------  -----------------

PARTNERS' CAPITAL,
  September 30, 2001                     21,825   $        62,359    $     5,492,655    $     5,555,014
                                  ============== =================  =================  =================

PARTNERS' CAPITAL,
  December 31, 2001                      21,309   $        56,008    $     5,155,662    $     5,211,670

Net Income                                    -            13,951          1,173,180          1,187,131

Redemptions                              (1,861)                -           (457,474)          (457,474)
                                  -------------- -----------------  -----------------  -----------------

PARTNERS' CAPITAL,
  September 30, 2002                     19,448   $        69,959    $     5,871,368    $     5,941,327
                                  ============== =================  =================  =================

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------
                                AND JOINT VENTURE
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     The Partnership, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith Inc. ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Consolidated Statements of Financial Condition.

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

     ----------------------------------------------------------------------------------------------------
                Jan.      Feb.      Mar.      Apr.      May      Jun.      Jul.      Aug.      Sep.
     ----------------------------------------------------------------------------------------------------
     2001       $280.42   $274.51   $296.42   $282.48   $283.19  $275.27   $257.47   $264.20   $254.53
     ----------------------------------------------------------------------------------------------------
     2002       $248.80   $236.53   $238.62   $227.03   $236.14  $268.07   $282.64   $288.05   $305.50
     ----------------------------------------------------------------------------------------------------


     Performance Summary

     JANUARY 1, 2002 to SEPTEMBER 30, 2002
     -------------------------------------

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

     July 1, 2002 to September 30, 2002

     Interest rates were the profitable sector for the Partnership during the third quarter. Rates on government debt declined in both the U.S. and Europe in response to eroding expectations for economic recovery and lackluster stock markets. In the U.S., factors such as the mortgage industry seeking protection from the surge in mortgage refinancing, corporate debt facing upward pressure and the government debt prices rising due to continued flight to quality played major roles in the sector. In Germany, the re-election of the center-left coalition was taken as a negative for reform and growth for their economy, causing rates to drop. In Japan, the Bank of Japan's announcement of the purchase of stocks from major banks to stabilize the stock market caused the unintentional sell off of Japanese Government Bonds, which the Partnership had to cover quickly to limit losses on those positions.

     The consistent downward trend of the global stock markets proved profitable for the Partnership's stock index futures positions. The trend following models capitalized through short positions.

     The energy sector showed mixed performance throughout the quarter but finished with gains. Energy prices were supported by supply concerns and tensions over Iraq, making long positions in crude oil products profitable.

     Metals trading brought in slight gains for the Partnership. The weakening economic climate was a factor in price declines for industrial metals, bringing in gains of short positions in aluminum, copper and zinc.
     Shorts positions in gold brought in slight losses for the quarter.

     Agriculture commodity trading was virtually flat for the quarter. Corn provided small profits due to concerns over the lack of rain during the growing season. Positions were also held in cotton and coffee, both incurring small losses.

     Currencies were unprofitable for the quarter. U.S. dollar positions were effected by increased volatility as the U.S. dollar decline ended at the end of July and began its upturn in August. Non U.S. dollar cross trading was generally unprofitable for the quarter.

     The Partnership, as a member of a class of plaintiffs, received a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The effect of the settlement payment was included in the Partnership's performance in August.

     JANUARY 1, 2001 to SEPTEMBER 30, 2001
     -------------------------------------

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

     Trading in the interest rate sector was profitable after a slow start for the quarter. Short and long positions of Japanese ten-year bonds were unprofitable. Interest rates declined in the U.S. and Europe in August resulting in profits on long futures positions in U.S. Treasury five and ten-year notes, short-term Eurodollar deposits and British ten-year bonds. U.S. interest rates dropped after September 11 as the U.S.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

     Item 4. Controls and Procedures

     MLIM Alternative Strategies LLC, the General Partner of The Futures Expansion Fund Limited Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         (b) Reports on Form 8-K.

         There were no reports on Form 8-K filed during the nine months of fiscal 2002.

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

                       THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP




                                  By:  MLIM ALTERNATIVE STRATEGIES LLC
                                          (General Partner)






Date: November 14, 2002           By /s/ FABIO P. SAVOLDELLI
                                     -----------------------
                                     Fabio P. Savoldelli
                                     Chairman, Chief Executive Officer and
                                     Manager
                                     (Principal Executive Officer)

Date: November 14, 2002          By /s/ MICHAEL L. PUNGELLO
                                     -----------------------
                                     Michael L. Pungello
                                     Vice President, Chief Financial Officer
                                     and Treasurer
                                     (Principal Financial and Accounting
                                     Officer)

                                 EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Futures Expansion Fund Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

      a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------

By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Futures Expansion Fund Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

      b) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
-----------------------

By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)