Form 10-K
period 2002-12-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2003-03-27
CIK 799824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            13-3365950
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                  C/O MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
                           PRINCETON CORPORATE CAMPUS
                      800 SCUDDERS MILL ROAD - SECTION 2-G
                          PLAINSBORO, NEW JERSEY 08536
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 282-6996

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Limited Partnership
                                                            Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes /X/   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrant is a limited partnership; as of February 1, 2003, limited partnership units with an aggregate value of $5,685,445 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2002 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2002, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                       Annual Report for 2002 on Form 10-K

                                TABLE OF CONTENTS

                                                      PART I                                                   PAGE
                                                                                                               ----
Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     5

Item 3.       Legal Proceedings.............................................................................     5

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     5

                                                      PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     5

Item 6.       Selected Financial Data.......................................................................     6

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........     7

Item 7A.      Quantitative and Qualitative Disclosures About Market Risks...................................    11

Item 8.       Financial Statements and Supplementary Data...................................................    11

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    11

                                                     PART III

Item 10.      Directors and Executive Officers of the Registrant............................................    11

Item 11.      Executive Compensation........................................................................    12

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    13

Item 13.      Certain Relationships and Related Transactions................................................    13

Item 14.      Controls and Procedures.......................................................................    14

                                                      PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    14

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

               Merrill Lynch Alternative Investments LLC ("MLAI LLC"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Fund. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), is the Fund's commodity broker.

               Merrill Lynch Alternative Investments LLC was formerly known as MLIM Alternative Strategies LLC ("MLIM AS LLC"). As of February 28, 2003, MLIM Alternative Strategies LLC changed its name to Merrill Lynch Alternative Investments LLC, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Fund. As used herein, the capitalized term "MLAI LLC" also refers to the general partner at times when its name was MLIM Alternative Strategies LLC, as applicable.

               As of December 31, 2002, the capitalization of the Fund was $5,535,305, and the Net Asset Value per Unit, originally $100 as of January 2, 1987, had risen to $288.52.

               Through December 31, 2002, the highest month-end Net Asset Value per Unit was $305.50 (September 30, 2002) and the lowest was $100.05 (September 30, 1987).

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

               The Joint Venture Agreement between the Fund and Millburn may be terminated by MLAI LLC, acting on behalf of the Fund, under certain circumstances involving, for example, substantial losses or changes in control of Millburn.

               MILLBURN

               Millburn is one of the longest operating of all active managed futures advisors. Principals of Millburn have been managing client assets in the futures and forward markets since 1972, and as of December 31,

2002 Millburn was managing approximately $559 million of client and proprietary capital in these markets. As of such date, Millburn and its affiliates were also managing over $1 billion in other disciplines.

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

               INTEREST PAID BY MERRILL LYNCH ON THE FUND'S U.S. DOLLAR AND NON-U.S. DOLLAR ASSETS.
               The Fund's U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Fund with interest at the prevailing 91-day U.S. Treasury bill rate. The Fund is credited with interest on any of its net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to the Fund, from possession of such assets.

               Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on the Fund's non-U.S. dollar-denominated positions.

               CHARGES

               The following table summarizes the charges incurred by the Fund during 2002, 2001 and 2000.

                                  2002                        2001                         2000
                      ----------------------------------------------------------------------------------------
                                     % OF AVERAGE                  % OF AVERAGE                  % OF AVERAGE
                          DOLLAR       MONTH-END        DOLLAR       MONTH-END       DOLLAR        MONTH-END
       CHARGES            AMOUNT      NET ASSETS        AMOUNT      NET ASSETS       AMOUNT       NET ASSETS
--------------------------------------------------------------------------------------------------------------
Brokerage
Commissions              $ 512,653       9.82%         $ 567,221       9.58%        $ 586,401       9.69%
Administrative Fees         13,491       0.26%            14,927       0.25%           15,432       0.26%
Profit Shares              169,772       3.25%             1,164       0.02%          154,404       2.55%
                      ----------------------------------------------------------------------------------------
Total                    $ 695,916      13.33%         $ 583,312       9.85%        $ 756,237      12.50%
                      ========================================================================================

                            ------------------------

               The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar assets maintained at MLPF&S.

               The Fund's average month-end Net Assets during 2002, 2001 and 2000 equaled $5,220,051, $5,922,361, and $6,049,763, respectively.

               During 2002, 2001 and 2000, the Fund earned $85,992, $205,992, and $363,374 in interest income, or approximately 1.65%, 3.48% and 6.01% of the Fund's average month-end Net Assets.

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

                                           During 2002, 2001 and 2000, the
                                           round-turn (each purchase and sale or
                                           sale and purchase of a single futures
                                           contract) equivalent rate of the
                                           Fund's flat-rate Brokerage
                                           Commissions was approximately $239,
                                           $220 and $202, respectively.

MLPF&S            Use of Fund assets       Merrill Lynch may derive an economic
                                           benefit from the deposit of certain
                                           of the Fund's U.S. dollar assets in
                                           accounts maintained at MLPF&S.

MLAI LLC          Administrative Fees      A flat monthly Administrative Fee
                                           equal to 0.021 of 1% (0.25% annual
                                           rate) of the Fund's month-end assets.
                                           MLAI LLC pays all of the Fund's
                                           routine administrative costs.

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

MLPF&S            Extraordinary expenses   Actual costs incurred; none paid to
 Others                                    date.

               REGULATION

               MLAI LLC, Millburn and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, the Fund itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLAI LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

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

               The Fund's administrative offices are the administrative offices of MLAI LLC (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI LLC performs all administrative services for the Fund from MLAI LLC's offices.

ITEM 3: LEGAL PROCEEDINGS

               Merrill Lynch -- the sole stockholder of Merrill Lynch Group, Inc. (which is the indirect parent of MLAI LLC) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or the financial condition of MLAI LLC or the Fund.

               MLAI LLC itself has never been the subject of any material litigation.

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

        (b)    HOLDERS:

               As of December 31, 2002, there were 199 holders of Units, including MLAI LLC.

        (c)    DIVIDENDS:

               The Fund has made no distributions, nor does MLAI LLC presently intend to make any distributions in the future.

        (d)    SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS:

        Item 5(b)

               Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Fund:

                            FOR THE YEAR   FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                               ENDED          ENDED            ENDED           ENDED           ENDED
                            DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
INCOME STATEMENT DATA           2002           2001            2000            1999            1998
--------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
   Realized                 $  1,377,467   $    526,413    $    (92,810)   $   (160,036)   $    761,007
   Change in Unrealized           87,802       (911,167)        860,160          62,797        (176,383)
                            ----------------------------------------------------------------------------
   Total Trading Results       1,465,269       (384,754)        767,350         (97,239)        584,624
                            ----------------------------------------------------------------------------

Interest Income                   85,992        205,992         363,374         383,867         433,501
                            ----------------------------------------------------------------------------

   Total Revenues              1,551,261       (178,762)      1,130,724         286,628       1,018,125
                            ----------------------------------------------------------------------------

Expenses:
   Brokerage Commissions         512,653        567,221         586,401         761,747         860,552
   Administrative Fees            13,491         14,927          15,432          20,044          22,646
   Profit Shares                 169,772          1,164         154,404           5,571         118,954
                            ----------------------------------------------------------------------------
   Total Expenses                695,916        583,312         756,237         787,362       1,002,152
                            ----------------------------------------------------------------------------

Net Income (Loss)           $    855,345   $   (762,074)   $    374,487    $   (500,734)   $     15,973
                            ============================================================================

                            DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
BALANCE SHEET DATA                  2002           2001            2000            1999           1998
--------------------------------------------------------------------------------------------------------
Fund Net Asset Value        $  5,535,305   $  5,211,670    $  6,275,966    $  6,953,434    $  8,559,611
Net Asset Value per Unit    $     288.52   $     244.58    $     279.65    $     259.64    $     277.65
                            ----------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       MONTH-END NET ASSET VALUE PER UNIT
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
              JAN.          FEB.         MAR.         APR.          MAY          JUNE
----------------------------------------------------------------------------------------
  1998      $281.99       $274.64      $277.27      $254.92       $265.04      $267.36
----------------------------------------------------------------------------------------
  1999      $264.44       $272.54      $275.86      $289.39       $279.89      $291.36
----------------------------------------------------------------------------------------
  2000      $264.16       $258.89      $244.12      $245.36       $240.78      $229.50
----------------------------------------------------------------------------------------
  2001      $280.42       $274.51      $296.42      $282.48       $283.19      $275.27
----------------------------------------------------------------------------------------
  2002      $248.80       $236.53      $238.62      $227.03       $236.14      $268.07
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
             JULY          AUG.        SEPT.          OCT.         NOV.          DEC.
----------------------------------------------------------------------------------------
  1998      $250.99      $268.54      $282.27       $275.27      $271.62       $277.65
----------------------------------------------------------------------------------------
  1999      $281.46      $282.95      $283.19       $251.12      $255.31       $259.64
----------------------------------------------------------------------------------------
  2000      $225.87      $231.34      $225.23       $233.86      $245.75       $279.65
----------------------------------------------------------------------------------------
  2001      $257.47      $264.20      $254.53       $266.70      $239.84       $244.58
----------------------------------------------------------------------------------------
  2002      $282.64      $288.05      $305.50       $282.57      $270.41       $288.52
----------------------------------------------------------------------------------------

Pursuant to CFTC policy, monthly performance is presented from January 1, 1998, even though the Units were outstanding prior to such date.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                                DECEMBER 31, 2002

   TYPE OF POOL: Single Advisor/Publicly-Offered/Non-"Principal Protected"(1)
                      INCEPTION OF TRADING: January 2, 1987
                      AGGREGATE SUBSCRIPTIONS: $56,741,035
                       CURRENT CAPITALIZATION: $5,535,305
                   WORST MONTHLY DRAWDOWN(2): (11.32)% (10/99)
             WORST PEAK-TO-VALLEY DRAWDOWN(3): (23.41)% (4/01-4/02)

                                  -------------

              NET ASSET VALUE PER UNIT, DECEMBER 31, 2002: $288.52

--------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------------------

         -----------------------------------------------------------------
         MONTH              2002      2001      2000      1999      1998
         -----------------------------------------------------------------
         January           1.73%     0.27%     1.74%   (4.76)%     2.27%
         -----------------------------------------------------------------
         February          (4.93)    (2.11)    (2.00)     3.06     (2.61)
         -----------------------------------------------------------------
         March              0.88      7.98     (5.70)     1.22      0.96
         -----------------------------------------------------------------
         April             (4.86)    (4.70)     0.51      4.90     (8.06)
         -----------------------------------------------------------------
         May                4.01      0.25     (1.86)    (3.28)     3.97
         -----------------------------------------------------------------
         June              13.52     (2.80)    (4.69)     4.10      0.88
         -----------------------------------------------------------------
         July               5.44     (6.46)    (1.57)    (3.40)    (6.12)
         -----------------------------------------------------------------
         August             1.91      2.62      2.42      0.53      6.99
         -----------------------------------------------------------------
         September          6.06     (3.66)    (2.64)     0.08      5.11
         -----------------------------------------------------------------
         October           (7.51)     4.78      3.83     (11.32)   (2.48)
         -----------------------------------------------------------------
         November          (4.30)   (10.07)     5.08      1.67     (1.33)
         -----------------------------------------------------------------
         December           6.70      1.97     13.79      1.70      2.22
         -----------------------------------------------------------------
         Compound Annual
         Rate of Return    17.97% (12.54)%     7.72%   (6.49)%     0.69%
         -----------------------------------------------------------------

               (1) Certain funds, including funds sponsored by MLAI LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The Fund has no such feature.

               (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1998 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

               (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1998 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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

        RESULTS OF OPERATIONS

               GENERAL

               MLAI LLC believes that futures funds should be regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than a shorter period.

               Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) Millburn's systems are affected differently by trending markets as well as by particular types of trends.

               MLAI LLC attempts to control credit risk in the Fund's futures, forward and options trading by trading only through MLPF&S. MLPF&S acts solely as a broker to the Fund's trades; it does not advise with respect to, or direct, any such trading.

               MLAI LLC relies primarily on Millburn's risk management policies and strategies to control the market risk inherent in the Fund's trading. MLAI LLC reviews the positions acquired by Millburn on a daily basis in an effort to determine whether such policies and strategies are being followed and whether the overall positions of the Fund may have become what MLAI LLC determines as being excessively concentrated in a limited number of markets -- in which case MLAI LLC may discuss the possibility of rebalancing or deleveraging the Fund's portfolio with Millburn. To date, however, MLAI LLC has not intervened so as to require any rebalancing or deleveraging of Millburn's trading.

               MLAI LLC may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLAI LLC has not done so to date and does not presently intend to do so.

        PERFORMANCE SUMMARY

               2002

                                                                TOTAL TRADING
                                                                   RESULTS
                        Interest Rates and Stock Indices          $ 1,059,577
                        Agriculture                                  (111,261)
                        Currencies                                    507,935
                        Energy                                         (1,391)
                        Metals                                         10,409
                                                                  -----------
                                                                  $ 1,465,269
                                                                  ===========

               The Fund's overall trading strategy was profitable for the year. Significant gains were realized in the financial futures sectors.

               Trading in interest rates was the most profitable sector for the Fund during 2002. Most of the profits were earned between June and September. The trend of declining interest rates created a profitable environment for the trading strategies. Rates on government debt declined in both the U.S. and Europe in response to eroding expectations for economic recovery and lackluster stock markets. In the U.S., factors such as the mortgage industry seeking protection from the surge in mortgage refinancing, corporate debt facing upward pressure and the government debt prices rising due to continued flight to quality played major roles in the sector. In Germany, the re-election of the center-left coalition was taken as a negative for reform and growth for their economy, causing rates to drop. In Japan, the Bank of Japan's announcement of the purchase of stocks from major banks to stabilize the stock market caused the unintentional sell off of Japanese Government Bonds, which the Fund had to cover quickly to limit losses on those positions. The consistent downward trend of the global stock markets also proved profitable for the Fund's stock index futures positions. The trend following models capitalized through short positions.

               Currencies were also very profitable for the year. The decline in the U.S. dollar continued through June unabated. Positions versus the U.S. dollar were profitable as were non-U.S. dollar cross trades involving the Euro. The profits in the sector were mitigated later in the year but recovered significantly in December. World events late in the year had macroeconomic significance, which the Fund's trading strategy was designed to exploit. In addition to the U.S./Iraqi confrontation, there was also the Venezuelan strike, which crippled industry in that country, the nuclear threat in North Korea and weakening equity prices throughout world.

               Metals trading brought in slight gains for the Fund. The weakening economic climate was a factor in price declines for industrial metals, bringing in gains of short positions in aluminum, copper and zinc. Gold was the major beneficiary of the unstable situations throughout the global climate. Long positions were profitable later in the year.

               The energy sector showed mixed performance throughout the year but completed the year with slight losses. In March, there was a sharp upsurge in energy prices based on expectation of global economic recovery and trepidation regarding the possible impact of the Middle East violence on the energy supply. Throughout the year, trading continued to be volatile. By the end of the year, the Venezuelan strike, the U.S./Iraqi confrontation and cold weather brought some positive performance back to the energy sector.

               Agricultural commodities trading was the weakest performer for the year. Positions in corn, coffee, cotton, and sugar bounced around and showed no significant trend in prices.

               2001

                                                               TOTAL TRADING
                                                                  RESULTS
                        Interest Rates and Stock Indices           $ 449,993
                        Agriculture                                 (111,393)
                        Currencies                                    88,757
                        Energy                                      (806,162)
                        Metals                                        (5,949)
                                                                  ----------
                                                                  $ (384,754)
                                                                  ==========

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

               Trading in the interest rates sector was also successful for the Fund. As interest rate generally declined, the Fund's long positions in the Japanese and German ten-year bonds were profitable early in the year. By mid year, Japan and the Federal Reserve continued to cut rates, causing losses in short positions in Japanese ten-year bonds and U.S. Treasury five and ten-year notes. U.S. interest rates dropped after September 11, flooding the system with liquidity. At the end of October, the U.S. Treasury announced that no additional 30-year bonds would be auctioned. These events benefited the Fund's various long positions.

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

               2000

                                                                         TOTAL TRADING
                                                                            RESULTS
                        Interest Rates and Stock Indices                     $ 170,697
                        Agriculture                                            (81,498)
                        Currencies                                             194,973
                        Energy                                                 656,942
                        Metals                                                (173,764)
                                                                             ---------
                                                                             $ 767,350
                                                                             =========

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

               The interest rate sector posted gains for the year. In March, intermediate and long-term interest rates fell in the U.S. and Europe, leading to profitable long positions in U.S. Treasury five and ten-year notes and 30-year bonds and German and British ten-year bonds. Interest rates, which have presented a difficult and volatile trading environment since February, returned to profitability in August. November was very profitable as the action in global interest rates was similar to that of August and September 1998 when Russia defaulted and devalued, stock markets plunged and capital flew to the safest and most liquid government securities.

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

ITEM 8:        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Net Income by Quarter
Eight Quarters through December 31, 2002

                               FOURTH         THIRD        SECOND         FIRST
                              QUARTER        QUARTER       QUARTER       QUARTER
                                2002           2002         2002           2002
                              -------        -------       -------       -------
Total Income                $  (261,328)   $ 1,078,865   $   732,251   $     1,473
Total Expenses                   70,458        345,483       155,573       124,402
                            ------------------------------------------------------
Net Income                  $  (331,786)   $   733,382   $   576,678   $  (122,929)
                            ======================================================
Net Income per Unit         $    (17.10)   $     37.46   $     28.72   $     (5.86)

                               FOURTH          THIRD          SECOND         FIRST
                              QUARTER         QUARTER        QUARTER        QUARTER
                                2001           2001            2001           2001
                              -------         -------        -------        -------
Total Income                $   (80,957)   $  (328,637)   $  (413,592)   $   644,425
Total Expenses                  132,827        126,006         54,652        269,828
                            --------------------------------------------------------
Net Income                  $  (213,784)   $  (454,643)   $  (468,244)   $   374,597
                            ========================================================
Net Income per Unit         $     (9.91)   $    (20.77)   $    (21.19)   $     16.78

               The financial statements required by this Item are included in
Exhibit 13.01.

               The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLAI LLC promoted the Fund and is its controlling person.

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

                                    PART III

ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               10(a) and 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE
               OFFICERS:

        As a limited partnership, the Fund itself has no officers or directors and is managed by MLAI LLC. Trading decisions are made by Millburn on behalf of the Fund.

The managers and executive officers of MLIM AS LLC and their respective business backgrounds are as follows:

ROBERT M. ALDERMAN      Chairman, Chief Executive Officer and Manager

STEVEN B. OLGIN         Vice President, Chief Administrative Officer and Manager

MICHAEL L. PUNGELLO     Vice President, Chief Financial Officer and Treasurer

               Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chairman, Chief Executive Officer and Manager of MLAI LLC. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

        Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Adminstrative Officer and a Manager of MLAI LLC. He joined MLAI LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

        Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

        As of December 31, 2002, the principals of MLAI LLC had no investment in the Fund, and MLAI LLC's general partner interest in the Fund was valued at $56,550.

        As of February 28, 2003, MLAI LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: John W. Henry & Co./Millburn L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLAI LLC serves as the sole general partner of each of these funds, the officers and managers of MLAI LLC effectively manage them as officers and directors of such funds. Prior to February 28, 2003, MLAI LLC (while still known as MLIM AS LLC) acted as general partner of six public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934.

        (c)    IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

               None.

        (d)    FAMILY RELATIONSHIPS:

               None.

        (e)    BUSINESS EXPERIENCE:

               See Item 10(a) and (b) above.

        (f)    INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

               None.

        (g)    PROMOTERS AND CONTROL PERSONS:

               Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

               The managers and officers of MLAI LLC are remunerated by MLAI LLC in their respective positions. The Fund does not itself have any officers, managers or employees. The Fund pays Brokerage Commissions to an affiliate of MLAI LLC and Administrative Fees to MLAI LLC. MLAI LLC or its affiliates may also receive certain economic benefits from possession of the Fund's U.S. dollar assets. The managers and officers receive no "other compensation" from the Fund, and the managers receive no compensation for serving as managers of MLAI LLC. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI LLC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        (a)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                                               AMOUNT OF NATURE OF
TITLE OF CLASS    NAME OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP    PERCENT OF CLASS
--------------    ------------------------     --------------------    ----------------
Limited           Elizabeth Waterman                    1,500 units                8.19%
Partnership       c/o James Waterman
Units             472 North Maple Avenue
                  Greenwich, CT  06830

        (b)    SECURITY OWNERSHIP OF MANAGEMENT:

               As of December 31, 2002, MLAI LLC owned 196 Units
(Unit-equivalent general partnership interest), which was 1.02% of the total Units outstanding.

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

               The Fund indirectly pays Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

               Within the Merrill Lynch organization, MLAI LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLAI LLC controls the management of the Fund and serves as its promoter. Although MLAI LLC has not sold any assets, directly or indirectly, to the Fund, MLAI LLC makes substantial profits from the Fund due to the foregoing revenues.

               No loans have been, are or will be outstanding between MLAI LLC or any of its principals and the Fund.

               MLAI LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI LLC is ultimately paid back for these expenditures from the revenues it receives from the Fund.

        (b)    CERTAIN BUSINESS RELATIONSHIPS:

               MLPF&S, an affiliate of MLAI LLC, acts as the principal commodity broker for the Fund.

               In 2002, the Fund expensed: (i) Brokerage Commissions of $512,653 to MLPF&S, which included $107,802 in consulting fees earned by Millburn; and
(ii) Administrative Fees of $13,491 to MLAI LLC. In addition, MLAI

LLC and its affiliates may have derived certain economic benefits from possession of a portion of the Fund's assets, as well as from foreign exchange and EFP trading.

          See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLAI LLC affiliates and the Fund.

        (c)    INDEBTEDNESS OF MANAGEMENT:

               The Fund is prohibited from making any loans, to management or otherwise.

        (d)    TRANSACTIONS WITH PROMOTERS:

               Not applicable.

ITEM 14: CONTROLS AND PRODECURES

               Merrill Lynch Alternative Investments LLC, the General Partner of The Futures Expansion Fund Limited Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)1.  FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):

                                                                                                  PAGE:
                                                                                                  -----
               Independent Auditors' Report                                                           1

               Consolidated Statements of Financial Condition as of December 31, 2002 and 2001        2

               For the years ended December 31, 2002, 2001 and 2000:
                    Consolidated Statements of Operations                                             3
                    Consolidated Statements of Changes in Partners' Capital                           4

               Consolidated Financial Data Highlights for the year ended December 31, 2002            5

               Notes to Consolidated Financial Statements                                          6-11

        (a)2.8(d) FINANCIAL STATEMENT SCHEDULES:

               Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

        (a)3.  EXHIBITS:

               The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation             Description
-----------             -----------
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

10.01                   Joint Venture Agreement between the Fund, MLIM
                        Alternative Strategies LLC and Millburn.

EXHIBIT 10.01: Is incorporated herein by reference from Exhibit 10.01 contained in the Registrant's Registration Statement.

10.03                   Customer Agreement between the Joint Venture and MLPF&S.

EXHIBIT 10.03: Is incorporated hereby by reference from Exhibit 10.03 contained in the Registrant's Registration Statement.

10.05                   Form of Consulting Agreement between Millburn and the
                        Fund.

EXHIBIT 10.05:          Is incorporated herein by reference from Exhibit
                        10.05(a) contained in the Fund's Report on Form 10-K of December 31, 1987, filed on March 28, 1988.

10.06                   Foreign Exchange Desk Service Agreement, dated July 1,
                        1993 among Merrill Lynch International Bank, MLIM
                        Alternative Strategies LLC, MLPF&S and the Fund.

EXHIBIT 10.06: Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.07(a) Form of Advisory and Consulting Agreement Amendment among MLIM Alternative Strategies LLC, Millburn, the
                        Fund and MLPF&S.

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

13.01                   2002 Annual Report and Independent Auditors' Report.

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

        (b)    REPORT ON FORM 8-K:

               No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE FUTURES EXPANSION FUND LIMITED
                                   PARTNERSHIP

                                   By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
                                       General Partner

                                   By: /s/ Robert M. Alderman
                                       ----------------------
                                   Robert M. Alderman
                                   Chairman, Chief Executive Officer and Manager (Principal Executive Officer)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                    TITLE                                                        DATE
---------                    -----                                                        ----
/s/ Robert M. Alderman       Chairman, Chief Executive Officer and Manager                March 31, 2003
----------------------
Robert M. Alderman

/s/ Steven B. Olgin          Vice President, Chief Administrative Officer and Manager     March 31, 2003
-------------------
Steven B. Olgin

/s/ Michael L. Pungello      Vice President, Chief Financial Officer and Treasurer        March 31, 2003
-----------------------
Michael L. Pungello

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments
LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS    General Partner of Registrant                    March 31, 2003
 LLC

By: /s/ Robert M. Alderman
    ----------------------
    Robert M. Alderman

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Robert M. Alderman, certify that:

1. I have reviewed this annual report on Form 10-K of The Futures Expansion Fund Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of The Futures Expansion Fund Limited Partnerhip on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.


Date: March 31, 2003

----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this annual report on Form 10-K of The Futures Expansion Fund Limited Partnerhip;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of The Futures Expanion Fund Limited Partnerhip on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.


Date: March 31, 2003

------------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP

                                 2002 FORM 10-K

                                INDEX TO EXHIBITS

                  EXHIBIT
                  -------
Exhibit 13.01     2002 Annual Report and Independent Auditors' Report