Form 10-Q
period 2003-03-31
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2003-05-15
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2003
                                 --------------

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

                  c/o Merrill Lynch Alternative Investments LLC
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
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

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                    March 31,     December 31,
                                                                      2003            2002
                                                                  (unaudited)
                                                                  ------------    ------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and option premiums                                      $  5,954,001    $  5,428,834
    Net unrealized profit (loss) on open contracts                    (447,367)        358,191
Accrued interest                                                         6,007           5,898
                                                                  ------------    ------------

                TOTAL                                             $  5,512,641    $  5,792,923
                                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Brokerage commissions payable                                 $     43,642    $     45,860
    Profit Shares payable                                                6,182         167,273
    Administrative fees payable                                          1,149           1,207
    Redemptions payable                                                      -          43,278
                                                                  ------------    ------------

            Total liabilities                                           50,973         257,618
                                                                  ------------    ------------

PARTNERS' CAPITAL:
  General Partner (196 and 196 Units)                                   56,090          56,550
  Limited Partners (18,889 and 18,989 Units)                         5,405,578       5,478,755
                                                                  ------------    ------------

            Total partners' capital                                  5,461,668       5,535,305
                                                                  ------------    ------------

                TOTAL                                             $  5,512,641    $  5,792,923
                                                                  ============    ============

NET ASSET VALUE PER UNIT

         (Based on 19,085 and 19,185 Units outstanding)           $     286.18    $     288.52
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (A DELAWARE LIMITED PARTNERSHIP)
                        -------------------------------
                                AND JOINT VENTURE
                                -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                               For the three     For the three
                                                months ended      months ended
                                                  March 31,        March 31,
                                                    2003             2002
                                                -------------    -------------
REVENUES:
Trading profits (loss):
      Realized                                  $     893,779    $     327,561
      Change in unrealized                           (805,611)        (346,882)
                                                -------------    -------------

         Total trading results                         88,168          (19,321)
                                                -------------    -------------

Interest income                                        17,366           20,794
                                                -------------    -------------

      Total revenues                                  105,534            1,473
                                                -------------    -------------

EXPENSES:
Brokerage commissions                                 139,269          121,212
Administrative fees                                     3,665            3,190
Profit shares                                           6,447             --
                                                -------------    -------------

      Total expenses                                  149,381          124,402
                                                -------------    -------------

NET (LOSS)                                      $     (43,847)   $    (122,929)
                                                =============    =============

NET (LOSS) PER UNIT:
   Weighted average number of General Partner
   and Limited Partners Units outstanding              19,119           20,973
                                                =============    =============

    Net (loss) per weighted average
    General Partner and Limited Partner Unit    $       (2.29)   $       (5.86)
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (A DELAWARE LIMITED PARTNERSHIP)
                         ------------------------------
                                AND JOINT VENTURE
                                -----------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------
                                   (unaudited)

                                        General         Limited
                          Units         Partner         Partners          Total
                      ------------    ------------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2001         21,309    $     56,008    $  5,155,662    $  5,211,670

Net loss                         -          (1,365)       (121,564)       (122,929)

Redemptions                   (900)              -        (218,821)       (218,821)
                      ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2002            20,409    $     54,643    $  4,815,277    $  4,869,920
                      ============    ============    ============    ============

PARTNERS' CAPITAL,
  December 31, 2002         19,185    $     56,550    $  5,478,755    $  5,535,305

Net loss                         -            (460)        (43,387)        (43,847)

Redemptions                   (100)              -         (29,790)        (29,790)
                      ------------    ------------    ------------    ------------

PARTNERS' CAPITAL,
  March 31, 2003            19,085    $     56,090    $  5,405,578    $  5,461,668
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (A DELAWARE LIMITED PARTNERSHIP)
                        -------------------------------
                                AND JOINT VENTURE
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002. The operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

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

      Merrill Lynch Alternative Investments LLC ("MLAI LLC"), formerly MLIM Alternative Strategies LLC, the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Millburn Ridgefield Corporation ("Millburn"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge Millburn to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that Millburn has begun to deviate from past practice or trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Millburn itself.

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

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------


                       MONTH-END NET ASSET VALUE PER UNIT

                    -----------------------------------------
                                 Jan.      Feb.      Mar.
                    -----------------------------------------
                    2002       $248.80   $236.53   $238.62
                    -----------------------------------------
                    2003       $297.90   $317.73   $286.18
                    -----------------------------------------

      Performance Summary

      January 1, 2003 to March 31, 2003

      The Partnership experienced gains in the energy and interest rate sectors and losses in the agricultural commodity, metals, stock index and currency sectors. Overall, for the quarter, the Partnership experienced trading gains.

      Energy was the best performing sector for the quarter. With the continuation of the strike in Venezuela, the tensions with Iraq and the cold winter, long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose over 40% in a single day citing expected severely cold weather and supply shortages. The Partnership profited from this event but the volatility overlay as part of the trading program resulted in a withdrawal from the market by 75% over the next two days. This helped the Partnership retain profits as prices declined in crude oil and natural gas in March.

      Interest rate futures were the other profitable sector for the quarter. With inflation under control, the bear market entering its fourth year and the earnings outlook cloudy, bonds appear to feed an investor appetite for fixed income investments, which have performed well in recent years. Safe and liquid government bonds continued to attract investment, causing rates to drop and bond prices to rise. Although there was a reversal in the intermediate and long term bond yields, the Partnership is keeping long positions in the interest rate markets. By the end of March, bond prices seemed to be more attuned to economic fundamentals rather than the progress of the war.

      Trading in agricultural commodities was flat for the quarter. The Partnership holds positions in corn, cotton and coffee.

      The metals sector had slight losses for the quarter. The Partnership holds positions in gold and industrial metals such as, copper, aluminum and zinc.

      Trading the stock index futures sustained losses for the quarter. The Partnership held positions in the S&P 500, NASDAQ 100, German DAX, Hong Kong's Hang Seng, and the Japanese Nikkei and Topix.

      The currency forward and futures trading had the most significant losses for the quarter. The weakening U.S. dollar was continuing as it has for over a year, however, significant changes in the international markets changed the outlooks of some other currencies as well. Many Asian nations, as part of their monetary policy, try to help their export markets by trying to keep their currency from appreciating against the U.S. dollar. This is done by purchasing large amounts of U.S. dollar securities, a depreciating asset. Many Asian banks are expected to diversify their holdings from U.S. dollars. Russia announced in February that it would reduce its U.S. dollar holdings and increase its Euro holdings.

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

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Not applicable

      Item 4.  Controls and Procedures

      Merrill Lynch Alternative Investments LLC, formerly MLIM Alternative Strategies LLC, the General Partner of The Futures Expansion Fund Limited Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending proceedings to which the Partnership or MLAI LLC is a party.

Item 2.  Changes in Securities and Use of Proceeds

         (a) None.
         (b) None.
         (c) None.
         (d) None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         As of February 28, 2003, MLIM Alternative Strategies LLC changed its name to Merrill Lynch Alternative Investments LLC, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)Exhibits.

         There are no exhibits required to be filed as part of this document.

         (b)Reports on Form 8-K.

         There were no reports on Form 8-K filed during the three months of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP





                                    By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS
                                         LLC
                                            (General Partner)





Date: May 15, 2003             By /s/ ROBERT M. ALDERMAN
                                  -----------------------
                                  Robert M. Alderman
                                  Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date:  May 15, 2003            By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63
          ------------------------------------------------------------
                     of Title 180 of the United States Code
                     --------------------------------------

I, Robert M. Alderman, certify that:

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of The Futures Expansion Fund Limited Partnership on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.

Date: May 15, 2003

-----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of The Futures Expanion Fund Limited Partnership on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.

Date: May 15, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)