Form 10-Q
period 2003-06-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2003-08-13
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-15298

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

         Delaware                                       13-3365950
----------------------------                 ------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

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
                 ----------------------------------------------

                                                             JUNE 30,
                                                               2003         DECEMBER 31,
                                                           (UNAUDITED)          2002
                                                          -------------    --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash and option premiums                                 $  5,819,231     $   5,428,834
  Net unrealized profit (loss) on open contracts                (48,952)          358,191
Accrued interest                                                  5,097             5,898
                                                          -------------    --------------

         TOTAL                                             $  5,775,376     $   5,792,923
                                                          =============    ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Profit shares payable                                    $     88,525     $     167,273
  Brokerage commissions payable                                  45,721            45,860
  Administrative fees payable                                     1,203             1,207
  Redemptions payable                                            45,012            43,278
                                                          -------------    --------------

      Total liabilities                                         180,461           257,618
                                                          -------------    --------------

PARTNERS' CAPITAL:
  General Partner (196 and 196 Units)                            58,815            56,550
  Limited Partners (18,449 and 18,989 Units)                  5,536,100         5,478,755
                                                          -------------    --------------

      Total partners' capital                                 5,594,915         5,535,305
                                                          -------------    --------------

         TOTAL                                             $  5,775,376     $   5,792,923
                                                          =============    ==============

NET ASSET VALUE PER UNIT

    (Based on 18,645 and 19,185 Units outstanding)         $     300.08     $      288.52
                                                          =============    ==============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                     FOR THE THREE   FOR THE THREE     FOR THE SIX     FOR THE SIX
                                                      MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                                        JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                          2003            2002            2003            2002
                                                     -------------   -------------    ------------    ------------
REVENUES:
  Trading profits (loss):
    Realized                                          $     80,170    $   (174,905)    $   973,949     $   152,656
    Change in unrealized                                   398,396         886,000        (407,215)        539,118
                                                     -------------   -------------    ------------    ------------

      Total trading results                                478,566         711,095         566,734         691,774
                                                     -------------   -------------    ------------    ------------

  Interest income                                           16,471          21,156          33,837          41,950
                                                     -------------   -------------    ------------    ------------

      Total revenues                                       495,037         732,251         600,571         733,724
                                                     -------------   -------------    ------------    ------------

EXPENSES:
  Profit shares                                             84,444          35,114          90,891          35,114
  Brokerage commissions                                    138,346         117,370         277,615         238,582
  Administrative fees                                        3,641           3,089           7,306           6,279
                                                     -------------   -------------    ------------    ------------

      Total expenses                                       226,431         155,573         375,812         279,975
                                                     -------------   -------------    ------------    ------------

NET INCOME                                            $    268,606    $    576,678     $   224,759     $   453,749
                                                     =============   =============    ============    ============

NET INCOME PER UNIT:
  Weighted average number of General Partner
    and Limited Partner units outstanding                   18,982          20,082          19,052          20,529
                                                     =============   =============    ============    ============

  Net income per weighted
    average Limited Partner and
    General Partner Unit                              $      14.15    $      28.72     $     11.80     $     22.10
                                                     =============   =============    ============    ============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
                 For the six months ended June 30, 2003 and 2002
                 -----------------------------------------------
                                   (unaudited)

                                                   GENERAL        LIMITED
                                   UNITS           PARTNER        PARTNERS          TOTAL
                               -------------    -------------   ------------    ------------
PARTNERS' CAPITAL,
 December 31, 2001                    21,309     $     56,008    $ 5,155,662     $ 5,211,670

Net income                                 -            5,379        448,370         453,749

Redemptions                           (1,576)               -       (375,664)       (375,664)
                               -------------    -------------   ------------    ------------

PARTNERS' CAPITAL,
 June 30, 2002                        19,733     $     61,387    $ 5,228,368     $ 5,289,755
                               =============    =============   ============    ============

PARTNERS' CAPITAL,
 December 31, 2002                    19,185     $     56,550    $ 5,478,755     $ 5,535,305

Net income                                 -            2,265        222,494         224,759

Redemptions                             (540)               -       (165,149)       (165,149)
                               -------------    -------------   ------------    ------------

PARTNERS' CAPITAL,
 June 30, 2003                        18,645     $     58,815    $ 5,536,100     $ 5,594,915
                               =============    =============   ============    ============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

     Merrill Lynch Alternative Investments LLC ("MLAI LLC"), the General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of Millburn Ridgefield Corporation ("Millburn"), calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLAI LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLAI LLC may urge Millburn to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that Millburn has begun to deviate from past practice or trading policies or to be trading erratically, MLAI LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by Millburn itself.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

      -------------------------------------------------------------------
                 JAN.      FEB.      MAR.      APR.      MAY      JUN.
      -------------------------------------------------------------------
      2002       $248.80   $236.53   $238.62   $227.03   $236.14  $268.07
      -------------------------------------------------------------------
      2003       $297.90   $317.73   $286.18   $286.57   $313.39  $300.08
      -------------------------------------------------------------------

Performance Summary

JANUARY 1, 2003 TO JUNE 30, 2003

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

April 1, 2003 to June 30, 2003

The Partnership experienced gains in the interest rate, currency and stock index sectors and losses in the metals, agriculture and energy sectors.

The interest rate sector provided the Partnership with profits for the second quarter. May gains outpaced losses in both April and June. The decline in interest rates resulted in profits in many of the Partnership's long positions. Some factors that kept the interest rates falling were rumors of deflation, hedging by long term lenders against the falling interest rates, and foreign banks buying U.S. Treasuries as part of their monetary policy to control the value of their currency. The market reversed in June due to disappointing news about a smaller rate cut by the Federal Reserve then expected.

The currency sector was profitable for the quarter. The U.S. dollar continued to decline. The U.S. Secretary of the Treasury stated that a strong monetary policy isn't about the U.S. dollar's value relative to other currencies, signaling acquiescence in a weaker dollar. Also, U.S. monetary policy has been much looser and rates lower than in Europe. Federal Reserve Chairman Greenspan's comments about deflation convinced the market that low rates will be with us for quite a while.

The stock index futures produced small gains for the quarter capitalizing on the global upswing in stock prices in June. Investors are reacting to the hope that deflation and economic contraction are coming to an end in Japan. Reports indicate that the rally in Japanese stocks has been fueled by foreign mutual funds, hedge funds and other non-Japanese institutional investors who invested more than ten times as much as local investors in June.

Metals were essentially flat for the second quarter. Positions in gold shifted from profitable to not throughout the quarter. Copper and other base metals were unprofitable.

The agricultural commodities sector incurred losses for the second quarter. The Partnership held positions in corn, cotton and coffee.

The energy sector was the most unprofitable sector. The price declines that started in March, when the Iraq war became inevitable, continued and short positions in crude oil, unleaded gasoline and London gas oil were profitable early in the quarter. The uptrend in natural gas reversed and spiked downward in June, ironically after Federal Reserve Chairman Greenspan warned of a dangerous shortage, resulting losses which overshadowed previous gains.

JANUARY 1, 2002 TO JUNE 30, 2002

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

           (b) Reports on Form 8-K.

           There were no reports on Form 8-K filed during the six months of fiscal 2003.

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


                       THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP


                               By: MERRILL LYNCH ALTERNATIVE
                                      INVESTMENTS LLC
                                     (General Partner)


Date: August 14, 2003          By /s/ ROBERT M. ALDERMAN
                                  ----------------------
                                  Robert M. Alderman
                                  Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


Date: August 14, 2003          By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer)

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

Date: August 14, 2003

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

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of The Futures Expansion Fund Limited Partnership on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.

Date: August 14, 2003

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

Date: August 14, 2003

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

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of The Futures Expanion Fund Limited Partnership on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.


Date: August 14, 2003

-----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)