Form 10-Q
period 2003-09-30
FUTURES EXPANSION FUND LTD PARTNERSHIP
filed 2003-11-14
CIK 799824

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2003            2002
                                                                          (UNAUDITED)
                                                                        --------------  --------------
ASSETS
Equity in commodity futures trading accounts:
 Cash and option premiums                                                $   5,579,394   $   5,428,834
 Net unrealized profit on open contracts                                       256,212         358,191
Accrued interest                                                                 4,578           5,898
                                                                        --------------  --------------

         TOTAL                                                           $   5,840,184   $   5,792,923
                                                                        ==============  ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
 Profit Shares payable                                                   $     125,189   $     167,273
 Brokerage commissions payable                                                  46,234          45,860
 Administrative fees payable                                                     1,217           1,207
 Redemptions payable                                                            15,220          43,278
                                                                        --------------  --------------

     Total liabilities                                                         187,860         257,618
                                                                        --------------  --------------

PARTNERS' CAPITAL:
 General Partner (196 and 196 Units)                                            59,661          56,550
 Limited Partners (18,373 and 18,989 Units)                                  5,592,663       5,478,755
                                                                        --------------  --------------

     Total partners' capital                                                 5,652,324       5,535,305
                                                                        --------------  --------------

         TOTAL                                                           $   5,840,184   $   5,792,923
                                                                        ==============  ==============

NET ASSET VALUE PER UNIT

    (Based on 18,569 and 19,185 Units outstanding)                       $      304.40   $      288.52
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

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                     FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                                     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED     MONTHS ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                         2003             2002             2003             2002
                                                    --------------   --------------   --------------   --------------
REVENUES:
 Trading profits (loss):
     Realized                                        $     (57,865)   $   1,454,921    $     916,084    $   1,607,577
     Change in unrealized                                  305,236         (399,966)        (101,979)         139,152
                                                    --------------   --------------   --------------   --------------

         Total trading results                             247,371        1,054,955          814,105        1,746,729
                                                    --------------   --------------   --------------   --------------

 Interest income                                            13,685           23,910           47,522           65,860
                                                    --------------   --------------   --------------   --------------

         Total revenues                                    261,056        1,078,865          861,627        1,812,589
                                                    --------------   --------------   --------------   --------------

EXPENSES:
 Profit Shares                                              37,558          200,949          128,449          236,063
 Brokerage commissions                                     139,209          140,828          416,824          379,410
 Administrative fees                                         3,663            3,706           10,969            9,985
                                                    --------------   --------------   --------------   --------------

         Total expenses                                    180,430          345,483          556,242          625,458
                                                    --------------   --------------   --------------   --------------

NET INCOME                                           $      80,626    $     733,382    $     305,385    $   1,187,131
                                                    ==============   ==============   ==============   ==============

NET INCOME PER UNIT:
 Weighted average number of General Partner
   and Limited Partner Units outstanding                    18,636           19,580           18,914           20,213
                                                    ==============   ==============   ==============   ==============

 Net income per weighted average
   General Partner and Limited Partner Unit          $        4.33    $       37.46    $       16.15    $       58.73
                                                    ==============   ==============   ==============   ==============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
              For the nine months ended September 30, 2003 and 2002
             -------------------------------------------------------
                                   (unaudited)

                                                                         GENERAL          LIMITED
                                                        UNITS            PARTNER          PARTNERS         TOTAL
                                                    --------------   --------------   --------------   --------------
PARTNERS' CAPITAL,
  December 31, 2001                                         21,309    $      56,008    $   5,155,662    $   5,211,670

Net Income                                                       -           13,951        1,173,180        1,187,131

Redemptions                                                 (1,861)               -         (457,474)        (457,474)
                                                    --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  September 30, 2002                                        19,448    $      69,959    $   5,871,368    $   5,941,327
                                                    ==============   ==============   ==============   ==============

PARTNERS' CAPITAL,
  December 31, 2002                                         19,185    $      56,550    $   5,478,755    $   5,535,305

Net Income                                                       -            3,111          302,274          305,385

Redemptions                                                   (616)               -         (188,366)        (188,366)
                                                    --------------   --------------   --------------   --------------

PARTNERS' CAPITAL,
  September 30, 2003                                        18,569    $      59,661    $   5,592,663    $   5,652,324
                                                    ==============   ==============   ==============   ==============

See notes to consolidated financial statements.

                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP
                 ----------------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------
                                AND JOINT VENTURE
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The Futures Expansion Fund Limited Partnership and Joint Venture (the "Partnership") as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The nature of this Partnership has certain risks, which cannot be presented on the consolidated financial statements. The following summarizes some of those risks.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                       MONTH-END NET ASSET VALUE PER UNIT

              JAN.       FEB.       MAR.       APR.       MAY        JUN.       JUL.       AUG.        SEP.
      -------------------------------------------------------------------------------------------------------
      2002   $248.80    $236.53    $238.62    $227.03    $236.14    $268.07    $282.64    $288.05    $305.50
      -------------------------------------------------------------------------------------------------------
      2003   $297.90    $317.73    $286.18    $286.57    $313.39    $300.08    $303.95    $307.60    $304.40
      -------------------------------------------------------------------------------------------------------

Performance Summary

January 1, 2003 to September 30, 2003
-------------------------------------

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

July 1, 2003 to September 30, 2003

During the third quarter the Partnership experienced overall gains with profits in stock index futures, currencies and metals and losses in the interest rate, agricultural commodities and energy sectors.

The stock index futures produced the greatest profit among all sectors for the third quarter. The rise in global stock markets continued to experience gains in July and August with long positions in the Hong Kong Hang Seng, Japanese Nikkei and Topix, German DAX and NASDAQ 100. Performance in September was mixed as the rise in the Japanese yen and euro versus the U.S. dollar was not constructive to European and Asian stock markets due to concern that a weak U.S. dollar might derail European and Asian economic recoveries. Gains on long positions in the German DAX and Japanese Nikkei and Topix earlier in the month were given back after the Group of Seven statement. A long position in the Hong Kong Hang Seng remained profitable since the Hong Kong dollar (and Chinese yuan) are pegged to the dollar and therefore dropped along with it.

The currency trading sector was profitable for the Partnership for the third quarter. During July and August, the sector showed losses. The most significant macro economic event affecting the sector occurred in September. The Group of Seven finance chiefs made a statement that "more flexibility in exchange rates is desirable." The market took this as a rebuke of Japanese and other Asian central bank interventions to weaken their currencies to aid exports. The result was a sharp appreciation of the Japanese yen, Korean won and Singapore dollar, and long positions in these currencies were quite profitable helping to carry profits for the quarter.

The metals sector produced a small profit for this quarter. The bull market in gold, which took a breather in July, resumed in August and continued through September with a long position being profitable. A long position in copper was essentially flat for the quarter.

The interest rate sector incurred losses for the third quarter. The losses were due to the sharp rise in interest rates, which started in June, the worst bond rout since 1980. Since June 13, the yield on Ten-year U.S. Treasuries rose from a 45-year low of 3.11% to over 4.4% at July 31. The value of the Ten-year U.S.Treasury note dropped almost 10% in six weeks. As rates rose, refinancing dropped causing the effective maturity of mortgage-backed securities to lengthen from one year to three years, which required long hedging positions in U.S. Treasuries to be sold. Other factors included selling of bonds by hedge funds and other leveraged investors who had financed longer dated instruments with short-term debt. This strategy is dangerous when longer-term rates rise. The global uptrend in interest rates reversed in September on concerns that economic prospects may have been overestimated and that U.S. dollar weakness may adversely affect stocks and exports to the U.S.

The agricultural commodities sector incurred losses for the third quarter. Losses were incurred in long cotton and coffee positions and mixed results with long and short corn position throughout the quarter.

The energy sector continues to be the most unprofitable for the Partnership. The plunge in natural gas prices continued in July notwithstanding U.S. Federal Reserve Chairman Greenspan's June warning of shortages. The energy markets gyrated in September on supply buildups, questions about Iraq production and an OPEC output cut causing losses to be sustained on a long position in unleaded gasoline, on short positions in heating oil and London gas oil, and on both sides of crude oil.


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

             There were no reports on Form 8-K filed during the nine months of fiscal 2003.

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


                                 THE FUTURES EXPANSION FUND LIMITED PARTNERSHIP


                                         By: MERRILL LYNCH ALTERNATIVE
                                               INVESTMENTS LLC
                                               (General Partner)


Date: November 14, 2003                  By /s/ ROBERT M. ALDERMAN
                                            ----------------------
                                            Robert M. Alderman
                                            Chairman, Chief Executive Officer
                                            and Manager
                                            (Principal Executive Officer)


Date:  November 14, 2003                 By /s/ MICHAEL L. PUNGELLO
                                            -----------------------
                                            Michael L. Pungello
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

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

Date: November 14, 2003

----------------------
By /s/ ROBERT M. ALDERMAN
   ----------------------
Robert M. Alderman
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                 EXHIBIT 99 (a)


                                  AS ADOPTED TO
                                  --------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of The Futures Expansion Fund Limited Partnership on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Robert M. Alderman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.


Date: November 14, 2003

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

Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with this quarterly report of The Futures Expanion Fund Limited Partnership on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Michael L. Pungello, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of The Futures Expansion Fund Limited Partnership.


Date: November 14, 2003

----------------------
By /s/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)